Form 10-Q
period 1996-06-30
JUNO ACQUISITIONS INC
filed 1997-10-01
CIK 927040

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended         Commission File Number
June 30, 1996                      33-81666

                      JUNO ACQUISITIONS, INC.

      (Exact Name of Registrant as Specified in its Charter)

     NEVADA                             13-3690905

(State of Other Jurisdiction of         I.R.S. Employer
Incorporation or Organization)          Identification No.

370 Lexington Avenue, 19th Floor, New York, New York 10017

(Address of Principal Executive Offices)          Zip Code

Registrant's Telephone Number, Including Area Code (212) 687-4230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 2, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes      No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,      800,000
     (Title of Class)              (Shares outstanding at
                                        June 30, 1996)

                      JUNO ACQUISITIONS, INC.

                             FORM 10-Q

                 THREE MONTHS ENDED JUNE 30, 1996

                               INDEX

                                                  PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, June 30, 1996            2

          Statement of Income and Expenses,
          June 30, 1996                           3

          Statement of Stockholders' Equity
          for the period ended June 30, 1996      4

          Statement of Cash Flows, June 30, 1996  5

          Notes to Financial Statements           6

          Management's Discussion and
          Analysis of Results of Operations       7

PART II   Other Information - Items 1-6           7

Signatures                                        8

                           JUNO ACQUISITIONS, INC.
                        (A development stage company)
                                BALANCE SHEET
                                  UNAUDITED

                                   ASSETS
                                                     June    December
                                                   30, 1996  31, 1995
Current Assets:
  Cash...........................................  $    156  $  1,885
  Cash - Escrow Account..........................    45,000    45,000
                                                   --------  --------
 Total Current Assets...........................     45,156    46,885
                                                   --------  --------
Other Assets:
  Organization Expense-Net of Amortization.......       175       237
  Deferred Offering Costs........................         0         0
                                                   --------  --------
 Total Other Assets.............................        175       237
                                                   --------  --------
 TOTAL ASSETS...................................   $ 45,331  $ 47,122
                                                   ========  ========

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued Expenses..............................   $  3,950  $    704
  Due to Shareholders...........................         57        57
                                                   --------  --------
 TOTAL CURRENT LIABILITIES......................      4,007       761

Long Term Liabilities:
  Due to Noteholders............................     28,500    27,625
                                                   --------   -------
 TOTAL LIABILITIES..............................     32,507    28,386
                                                   --------   -------
Stockholder's Equity:
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  800,000 shares June 30, 1996 and
  December 31, 1995.............................        800       800

  Preferred Stock, par value $.001; authorized
  15,000,000 shares, none issued and outstanding.         0         0

  Additional Paid-In Capital....................     28,513    28,513

  Deficit Accumulated During Development Stage...   (16,489)  (10,577)
                                                    -------   -------
 TOTAL STOCKHOLDER'S EQUITY.....................     12,824    18,736
                                                    -------   -------
 TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY........................................   $ 45,331  $ 47,122
                                                   ========  ========

                            JUNO ACQUISITIONS, INC.
                         (A development stage company)

                       STATEMENT OF INCOME AND EXPENSES

                                   UNAUDITED

                                FOR THE PERIODS
                                                              (Cumulative)
                                                                11/16/92
                                1/1/96    1/1/95    1/1/94    (Inception)
                                  to        to        to         to
                                6/30/96   6/30/95   6/30/94   6/30/96


INTEREST INCOME..............   $      0  $      0  $      0  $      0
                                --------  --------  --------  --------
EXPENSES:

  New York State and City
  Franchise Tax..............          0         0      (452)    1,402
  Filing and Stock Transfer
  Fees.......................        875        95         0     2,964
  Amortization...............         62        62        93       475
  Bank Charges and Interest
  Expense....................      1,025     1,082       595     5,359
  Professional Fees..........      3,950         0       500     8,508
                                --------  --------  --------  --------
  Total Expenses.............      5,912     1,239       786    18,708
                                --------  --------  --------  --------
NET LOSS FOR PERIOD..........   $ (5,912) $ (1,239) $   (786) $(18,708)
                                ========  ========  ========  ========
LOSS PER SHARE...............   $   (.01) $   (.00) $   (.00)
                                ========  ========  ========
WEIGHTED AVERAGE OF
  OUTSTANDING SHARES........     800,000   792,000   792,000
                                ========  ========  ========

                            JUNO ACQUISITIONS, INC.
                         (A development stage company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                   UNAUDITED

                           FOR THE PERIODS INDICATED
                                                              Total
                                Stock     Additional          Stock-
                      Common    Issued    Paid-In   Retained  Holders
                      Shares    Amount    Capital   Deficit   Equity
Issuance of Common
 Shares on November
 16, 1992 at Par
 Value ($.001 per
 share)For Cash       792,000   $ 792     $  1,208            $  2,000

Net Loss For Year
 Ended December 31, 1993                             $(1,326)   (1,326)
                      ------------------------------------------------
Balance - December 31,
 1993                 792,000     792        1,208    (1,326)      674

Net Loss For Period Ended
 December 31, 1994                                    (2,101)   (2,101)
                      ------------------------------------------------
Balance - December 31,
  1994                792,000     792        1,208    (3,427)   (1,427)

Issuance of 8,000
 Shares in
 July, 1995 for cash    8,000       8       49,992              50,000

Deferred Offering Costs
 Charged to Additional
 Paid In Capital                           (22,687)            (22,687)

Net Loss For Period Ended
 December 31, 1995                                    (7,150)   (7,150)
                     -------------------------------------------------
Balance - December
  31, 1995            800,000     800       28,513   (10,577)   18,736

Net Loss for Period Ended
 June 30, 1996                                        (5,912)   (5,912)
                     -------------------------------------------------
Balance-June 30,
 1996                 800,000   $ 800     $ 28,513  $(16,489) $ 12,824
                     =================================================

                            JUNO ACQUISITIONS, INC.
                         (A development stage company)

                            STATEMENT OF CASH FLOWS

                                FOR THE PERIODS
                                                              (Cumulative)
                                                                11/16/92
                                 1/1/96    1/1/95    1/1/94   (Inception)
                                   to        to        to         to
                                6/30/96   6/30/95   6/30/94     6/30/96

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Loss                      $ (5,912) $ (1,239) $  (786)  $(16,489)
  Adjustments to Reconcile
    Net Loss to net cash used
    by operating activities
  Non-cash items included in loss:
  Amortization                        62        62       93        444

CHANGES IN ASSETS AND LIABILITIES:

  Escrow Account                       0         0        0    (45,000)
  Other Assets                         0    (7,062) (11,706)      (619)
  Liabilities                      3,246    10,467    2,437      6,632
                                --------  -------- --------  ---------
Cash Provided (Used) in
  Operations                      (2,604)    2,228   (9,962)   (55,032)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of Debt                   875         0        0     30,188
  Issuance of Stock -
    Net of Costs                       0         0   25,000     25,000
                                 -------  -------- --------  ---------
NET INCREASE (DECREASE) IN CASH   (1,729)    2,228   15,038        156

CASH AT BEGINNING OF PERIOD        1,885    10,380      189          0
                                 -------  -------- --------  ---------
CASH AT END OF PERIOD           $    156  $ 12,608  $15,227   $    156
                                --------  --------  -------  ---------

                      JUNO ACQUISITIONS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                             Unaudited

                           June 30, 1996



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended June 30, 1996, the Company had no operational activities other than the preparation for the public offering as presented in the Balance Sheet. The recovery of assets and the continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing and upon future profitable operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

                        JUNO ACQUISITIONS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           June 30, 1996


     At June 30, 1996, the Company's current assets amounted to $45,156, while current liabilities amounted to $32,507.




PART II   OTHER INFORMATION

Item 1    LEGAL PROCEEDINGS - None

Item 2    CHANGES IN SECURITIES - None

Item 3    DEFAULTS UPON SENIOR SECURITIES - None

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          - None

Item 5    OTHER INFORMATION - None

Item 6    EXHIBITS AND REPORTS ON FORM 8-K - None

                            SIGNATURES

     In  accordance  with  the  requirements   of  the  Exchange  Act,  the
registrant  caused  this  report  to  be  signed  on  its   behalf  by  the
undersigned, thereunto duly authorized.

                              JUNO ACQUISITIONS, INC.


                              By:  GARY TAKATA
                                   Gary Takata
                                   President and Director

Date: August 7, 1996