Form 10-Q
period 1996-09-30
JUNO ACQUISITIONS INC
filed 1997-10-01
CIK 927040

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended         Commission File Number
September 30, 1996                 33-81666

                      JUNO ACQUISITIONS, INC.

      (Exact Name of Registrant as Specified in its Charter)

     NEVADA                             13-3690905

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,      813,590
     (Title of Class)              (Shares outstanding at
                                        September 30, 1996)



       (i)

                      JUNO ACQUISITIONS, INC.

                             FORM 10-Q

               THREE MONTHS ENDED SEPTEMBER 30, 1996

                               INDEX

                                                  PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Balance Sheet, September 30, 1996       2

          Statement of Income and Expenses,
          September 30, 1996                      3

          Statement of Stockholders' Equity
          for the period ended September 30, 1996 4

          Statement of Cash Flows
          September 30, 1996                      5

          Notes to Financial Statements           6

          Management's Discussion and
          Analysis of Results of Operations       7

PART II   Other Information - Items 1-6           8

Signatures                                        9

                           JUNO ACQUISITIONS, INC.
                        (A development stage company)
                         CONSOLIDATED BALANCE SHEET
                                  UNAUDITED

                                   ASSETS
                                                   September December
                                                   30, 1996  31, 1995
Current Assets:
  Cash...........................................  $ 81,398  $  1,885
  Cash - Escrow Account..........................         0    45,000

 Total Current Assets...........................     81,398    46,885

Other Assets:
  Organization Expense-Net of Amortization.......       144       237
  Fixed Assets - Net of Depreciation.............     3,417         0

 Total Other Assets.............................      3,561       237

 TOTAL ASSETS...................................   $ 84,959  $ 47,122


                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accrued Expenses..............................   $      0  $    704
  Due to Shareholders...........................      7,639        57

 TOTAL CURRENT LIABILITIES......................      7,639       761

Long Term Liabilities:
  Due to Noteholders............................     28,938    27,625

 TOTAL LIABILITIES..............................     36,577    28,386

Stockholder's Equity:
  Common Stock, par value $.001; authorized
  75,000,000 shares, issued and outstanding
  813,590 shares September 30, 1996 and
  800,000 shares December 31, 1995...............       814       800

  Preferred Stock, par value $.001; authorized
  15,000,000 shares, none issued and outstanding.         0         0

  Additional Paid-In Capital....................     73,502    28,513

  Deficit Accumulated During Development Stage...   (25,934)  (10,577)

 TOTAL STOCKHOLDER'S EQUITY.....................     48,382    18,736

 TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY........................................   $ 84,959  $ 47,122

                            JUNO ACQUISITIONS, INC.
                         (A development stage company)

                 CONSOLIDATED STATEMENT OF INCOME AND EXPENSES

                                   UNAUDITED

                                FOR THE PERIODS
                                                              (Cumulative)
                                                                11/16/92
                                 1/1/96    1/1/95    1/1/94   (Inception)
                                   to        to        to         to
                                 9/30/96   9/30/95   9/30/94    9/30/96


INTEREST INCOME..............   $      0  $      0  $      0  $      0
                                --------  --------  --------  --------
EXPENSES:

  New York State and City
  Franchise Tax..............          0         0      (452)    1,402
  Filing and Stock Transfer
  Fees.......................      2,222       220         0     5,186
  Amortization...............         93        93        93       568
  Bank Charges and Interest
  Expense....................      1,547     1,595       595     6,906
  Professional Fees..........      8,080       350       550    16,588
                                --------   -------  --------  --------
  Total Expenses.............     11,942     2,258       786    30,650
                                --------   -------  --------  --------
NET LOSS FOR PERIOD..........   $(11,942) $ (2,258) $   (786) $(30,650)
                                ========  ========  ========  ========
LOSS PER SHARE...............   $   (.01) $   (.00) $   (.00)
                                ========  ========  ========
WEIGHTED AVERAGE OF
  OUTSTANDING SHARES........     807,567   800,000   792,000
                                ========  ========  ========

                           JUNO ACQUISITIONS, INC.
                         (A development stage company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   UNAUDITED
                           FOR THE PERIODS INDICATED
                                                              Total
                                Stock     Additional          Stock-
                      Common    Issued    Paid-In   Retained  Holders
                      Shares    Amount    Capital   Deficit   Equity
Issuance of Common Shares
 on November 16, 1992 at Par
 Value ($.001 per share)
 For Cash             792,000   $ 792     $  1,208            $  2,000

Net Loss For Year
 Ended December 31, 1993                             $(1,326)   (1,326)
                      ------------------------------------------------
Balance - December 31,
 1993                 792,000     792        1,208    (1,326)      674

Net Loss For Period Ended
 December 31, 1994                                    (2,101)   (2,101)
                     -------------------------------------------------
Balance - December 31,
  1994                792,000     792        1,208    (3,427)   (1,427)

Issuance of 8,000 Shares in
 July, 1995 for cash    8,000       8       49,992              50,000

Deferred Offering Costs
 Charged to Additional
 Paid In Capital                           (22,687)            (22,687)

Net Loss For Period Ended
 December 31, 1995                                    (7,150)   (7,150)
                      ------------------------------------------------
Balance - December 31,
  1995                800,000     800       28,513   (10,577)   18,736

Net Loss for Period Ended
 September 30, 1996                                  (11,942)  (11,942)

Issuance of 13,590 Shares
 to Crijen Ltd.
 Shareholders          13,590      14                               14

Consolidation of Crijen
 Retained Earnings                                    (3,415)   (3,415)

Increase of Additional
 Paid-In-Capital Due to
 Consolidation                              44,989              44,989
                      ------------------------------------------------
Balance-Sept. 30,1996 813,590   $ 814     $ 73,502  $(25,934) $ 48,382
                      ================================================

                            JUNO ACQUISITIONS, INC.
                         (A development stage company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                FOR THE PERIODS
                                                              (Cumulative)
                                                                11/16/92
                                 1/1/96    1/1/95    1/1/94   (Inception)
                                   to        to        to         to
                                9/30/96   9/30/95   9/30/94     9/30/96

CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Loss                      $(11,942) $ (2,258) $  (786)  $(22,519)
  Adjustments to Reconcile
    Net Loss to net cash used
    by operating activities
  Non-cash items included in loss:
  Amortization                        93        93       93        475
  Change in Additional Paid-In-
   Capital Due to Consolidation   41,574         0        0     41,574

CHANGES IN ASSETS AND LIABILITIES:

  Escrow Account                  45,000         0        0          0
  Other Assets                    (3,417)   14,427  (11,706)    (4,036)
  Liabilities                      8,191     4,649      437     11,577
                                 -------    ------   ------    -------
Cash Provided (Used) in
  Operations                      74,499    16,911  (11,963)    27,071

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of Debt                     0         0   27,000     25,000
  Issuance of Stock -
    Net of Costs                      14    28,510        0     29,327
                                  ------    ------   ------     ------
NET INCREASE (DECREASE) IN CASH   79,513    45,421   15,038     81,398

CASH AT BEGINNING OF PERIOD        1,885    10,381      189          0
                                  ------    ------   ------     ------
CASH AT END OF PERIOD           $ 81,398  $ 55,802  $15,227   $ 81,398
                                ========  ========  =======   ========

                      JUNO ACQUISITIONS, INC.

                   NOTES TO FINANCIAL STATEMENTS

                             Unaudited

                        September 30, 1996



NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. These adjustments were considered usual and normal in nature. For the period ended September 30, 1996, the Company had no operational activities other than the preparation for the public offering as presented in the Balance Sheet. The recovery of assets and the continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing and upon future profitable operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

                      JUNO ACQUISITIONS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                        September 30, 1996


     The Company delivered a prospectus dated June 19, 1996 to each of the Company's shareholders pursuant to Rule 419. Pursuant to Rule 419, on July 19, 1996, 100% of the shareholders confirmed their investment in Juno Acquisitions, Inc., and the acquisition of Crijen, Ltd., as a wholly-owned subsidiary of the Company was completed. On July 30, 1996, the net proceeds of the offering of $45,000 were released to the Company and the shares were released for distribution to the shareholders.

     At September 30, 1996, the Company's current assets amounted to $81,398, while current liabilities amounted to $7,639.

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

Date: November 5, 1996