Form 10-K
period 1996-12-31
JUNO ACQUISITIONS INC
filed 1997-10-01
CIK 927040

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 1996

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 33-81666

                      JUNO ACQUISITIONS, INC.
      (Exact Name of Registrant as Specified in its Charter)

     NEVADA                             13-3690905
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation of Organization)          Identification No.)

370 Lexington Avenue, Suite 1808, New York, New York   10017

(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 687-4230

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
TITLE OF EACH CLASS                ON WHICH REGISTERED

________________________________   ______________________________

________________________________   ______________________________

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock
_________________________________________________________________
                         (Title of class)

_________________________________________________________________
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filings. (See definition of affiliate in Rule 405).

The aggregate market value of the voting stock held by non-affiliates of the registrant is $50,000.00.

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE      813,590
     (Title of Class)              (Shares outstanding at
                                        December 31, 1996)

                      JUNO ACQUISITIONS, INC.
                             FORM 10-K
               FOR THE YEAR ENDED DECEMBER 31, 1996

                              INDEX                         PAGE

PART I

Item 1         Business                                     1

Item 2         Properties                                   1

Item 3         Legal Proceedings                            1

Item 4         Submission of Matters to a Vote of
               Security Holders                             1

PART II

Item 5         Market for the Registrant's Securities
               and Related Stockholder Matters              2

Item 6         Selected Financial Data                      2

Item 7         Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                2

Item 8         Financial Statements and Supplementary
               Data                                         3

Item 9         Disagreements on Accounting and
               Financial Disclosure                         3

PART III

Item 10        Directors and Executive Officers
               of the Registrant                            3

Item 11        Executive Compensation                       4

Item 12        Security Ownership of Certain Beneficial
               Owners and Management                        5

Item 13        Certain Relationships and Related
               Transactions                                 6

PART IV

Item 14        Exhibits, Financial Statement, Schedules
               and Reports on Form 8-K                      6

Signatures                                                  14

                              PART 1


Item 1.   Business

Juno Acquisitions, Inc. (the "Company") was incorporated on November 16, 1992 in the State of Nevada. The Company was formed to provide a vehicle to acquire or merge with a business or company. On March 15, 1996, the Company entered into an Acquisition Agreement to acquire 100% of all the outstanding capital stock of Crijen Ltd., a business corporation organized under the laws of New Brunswick, a province of Canada. Crijen Ltd., a development stage company, holds an exclusive license granted by its president, Richard D. Jones, to develop an optoelectric drum input system. A post-effective amendment to the registration statement of Juno Acquisitions, Inc. was filed with the Securities and Exchange Commission on March 29, 1996 and was declared effective on June 19, 1996.

Item 2.   Properties

The Company at present has no real property and maintains an office at the office of its President, Gary Takata, at 370 Lexington Avenue, Suite 1808, New York, New York 10017.

Item 3.   Legal Proceedings

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None

                              PART II

Item 5.   Market  for  Registrant's  Common Equity and Related  Stockholder
Matters

          There is presently no market for the Company's securities.

          Number of Shareholders - 45


Item 6.   Selected Financial Data


                                     1996      1995      1994

Income from Operations             $     0   $     0   $     0
Total Current Assets                70,188    46,885    10,381
Other Assets                         3,641       237    14,788
Total Assets                        73,829    47,122    25,169
Total Current Liabilities           33,286       761       721
Long-Term Liabilities                    0    27,625    25,875
Dividends                            None      None      None
Total Stockholders Equity           40,543    18,736    (1,427)


Item 7.   Management's Discussion and Analysis of Results of Operations

          The Company's initial public offering was declared effective on January 23, 1995. The Company offered a total of 8,000 Common Shares (par value $.001 per share) at an offering price of $6.25 per Share, for an aggregate $50,000. On July 24, 1995, the Company closed on 8,000 Shares for a total gross proceeds of $50,000. Pursuant to Rule 419 of the
Securities Act of 1933, net proceeds of $45,000 together with all securities issued by the Company were deposited in escrow pending the consummation of an acquisition or merger and approved by not less than 80% of the public shareholders.

          On March 15, 1996, the Company entered into an Acquisition Agreement to acquire 100% of the outstanding capital stock of Crijen Ltd., a business corporation organized under the laws of New Brunswick, Canada. A post-effective amendment to the registration statement of Juno Acquisitions, Inc. was filed with the Securities and Exchange Commission on March 29, 1996 and was declared effective on June 19, 1996. All of the public shareholders of the Company ratified their investment in the Company and approved the acquisition of Crijen Ltd. Accordingly, the shares deposited in the Rule 419 Escrow Account were released to the Company's shareholders and the funds were released to the Company.

          At December 31, 1996, the Company's current assets amounted to $70,188, while current liabilities amounted to $33,286. In addition, organization costs amounted to $113. The Company incurred expenses including legal fees in the amount of $18,593 in connection with the Crijen Ltd. acquisition. As of December 31, 1996, no income was generated by the Crijen Ltd. subsidiary.

          The Company accrued interest of $5,066 on outstanding loans in the principal amount of $25,000. The loans and accrued interest of $30,066 were paid on March 11, 1997.


Item 8.   Financial Statements

          Attached


Item 9.   Disagreements on Accounting and Financial Disclosures

          None



                             PART III

Item 10.  Directors and Executive Officers

          The executive officer and director of the Company is as follows:

     NAME                          AGE       POSITION(S) HELD

Gary Takata                        62        President, Secretary
370 Lexington Avenue, 19th Fl.               and Director
New York, New York 10017


     Gary Takata (age 62), has been the Company's President, Secretary and Director since inception on November 16, 1992. Mr. Takata was president, secretary-treasurer and director of Zeron Acquisition I, Inc., a Nevada corporation (formerly Pilgrim Acquisition Corp.) from its inception on August 15, 1989 until his resignation on April 30, 1992. Zeron Acquisition I, Inc. acquired Advanced Orthopedic Technologies, Inc. on April 30, 1992. Advanced Orthopedic Technologies, Inc. is engaged in the business of providing professional prosthetic and orthotic services to the general public. Mr. Takata was also a principal founder of and has served as a Director of Oncogene Science, Inc. from May, 1983 to the present, T-Cell Sciences, Inc. from January, 1984 to July, 1986, Hollywood Way Pictures from April 15, 1986 to the present, IFF International (formerly Wellsway Ventures, Inc.) from September 23, 1986 until September, 1987, and Global Venture Corporation from May, 1986 to July, 1989. Global Venture Corporation, an inactive public shell, acquired Pribilof Island Processors, Inc. located in the Bering Sea on

July 26, 1989. Pribilof Island Processors, Inc. is a processor of crabs and fish. From April, 1988 until December, 1989, Mr. Takata was a principal founder of and had served as a Director of Telor Ophthalmic Pharmaceutical Inc., a Delaware company engaged in drug development for eye disorders. From March 6, 1992 to the present, Mr. Takata has also been the president, secretary-treasurer and director of Zeron Acquisitions II, Inc., a "blank check" company incoporated under the laws of the State of Nevada on March 6, 1992. From March 6, 1992 to the present, Mr. Takata has also been the president, secretary-treasurer and director of Jupiter Acquisitions, Inc., a "blank check" company incorporated under the laws of the State of Nevada on March 6, 1992. From June 15, 1992 until his resignation in Janauary, 1994, Mr. Takata has also been the president, secretary-treasurer and director of Vista Technologies, Inc. (formerly Mercury Acquisitions, Inc.). Since December, 1992 to August 30, 1993, Mr. Takata was also a director and 50% shareholder of The S.I.N.C.L.A.R.E. Group, Inc. (formerly Third Lloyd Funding, Inc.), a company incorporated under the laws of the State of New York on August 20, 1990. From November 16, 1992 to the present, Mr. Takata has also been the president, secretary and director of Neptune Acquisitions, Inc., Saturn Acquisitions, Inc., Athena Acquisitions, Inc., and Mars Acquisitions, Inc., "blank check" companies incorporated under the laws of the State of Nevada on November 16, 1992.

     Mr. Takata was a Director of Medi-RX America, Inc. from March, 1986 to February, 1988, and Neurotech Corporation from June, 1986 to May, 1988. From January, 1984 to August, 1986, Mr. Takata was a partner of Seed Equities, a partnership engaged in venture capital. Previously, Mr. Takata was employed at Philips Appel & Walden, Inc. (member New York Stock Exchange) from 1961 to 1983. He received a BBA in 1956 and an MBA (with distinction) from the University of Michigan in 1958. Mr. Takata is engaged in other activities and will devote at least 10 hours per month to the activities of the Company. In addition to the time to be devoted by Mr. Takata to the Company, Mr. Takata has agreed to devote 150 hours of his time to the affairs of other companies of which he is an officer and director.


Item 11.  Executive Compensation

          The sole officer and director of the Company will be reimbursed for expenses not related to its public offering, if any, incurred on behalf of the Company. No remuneration has been paid to date. There are no employment agreements contemplated for the services of the Company's officer and director.

Item 12.  Management's Remuneration and Transactions

     a.   Security Ownership of Certain Beneficial Owners

          The following table sets forth the number and percentage, as of December 31, 1996 of the Company's Common Shares owned of record and beneficially by each person owning more than 5% of such Common Shares and by all officers and directors, as a group. Each of these persons may be deemed a parent and promoter as those terms are defined in the Act.

                    Name of        Amount & Nature
                    Beneficial     of Beneficial       Percentage
TITLE OF CLASS      OWNER          OWNERSHIP           OF CLASS

Common              Gary Takata         395,500        48.61%
                    One World Capital
                      Partners Limited  395,500        48.61%
                    Steven A. Sanders     1,000          .12%
                    Richard D. Jones      3,500          .43%
                    Argossy Ltd.         10,090         1.24%



     b.   Security Ownership of Management

                    Gary Takata         395,500        48.61%

                    All Officers and
                    Directors as a
                    Group (1) as of
                    December 31,
                    1996                396,500        48.61%

Item 13.  Certain Relationships and Related Transactions


          (1) On March 15, 1996, the Company entered into an Acquisition Agreement to acquire 100% of the outstanding capital stock of Crijen Ltd., a business corporation organized under the laws of New Brunswick, Canada. A post-effective amendment to the registration statement of Juno Acquisitions, Inc. was filed with the Securities and Exchange Commission on March 29, 1996 and was declared effective on June 19, 1996. One hundred percent (100%) of the public shareholders of the Company ratified their investment in the Company and approved the acquisition of Crijen Ltd. Accordingly, the shares deposited in the Rule 419 Escrow Account were released to the Company's shareholders and the funds were released to the Company.

          (2) Pursuant to the Acquisition Agreement, the Company issued 3,500 restricted shares of Common Stock to Richard D. Jones, president and director of Crijen Ltd., in exchange for one share of Crijen common stock. Richard D. Jones is the brother of Louise Jones Takata. Louise Jones Takata is the wife of Gary Takata, the Company's President and Director.

          (3) Pursuant to the Acquisition Agreement, the Company issued 10,090 restricted shares of Common Stock to Argossy Ltd., a Bermuda corporation, in exchange for 9,000 shares of Crijen Class A Preferred Stock.

          (4) Pursuant to oral agreement, the Company currently utilizes the office of its President, Secretary and Director, Gary Takata, at 370 Lexington Avenue, Suite 1808, New York, New York 10017, rent-free.


                              PART IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          (1) Form 8-K dated November 19, 1996 is hereby incorporated by reference.

          (2) Form 8-K dated January 23, 1997 is hereby incorporated by reference.

          (3) Form 8-K dated March 6, 1997 is hereby incorporated by reference.

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Juno Acquisitions, Inc.
370 Lexington Avenue, 19th Floor
New York, New York 10017

     We have audited the accompanying balance sheet of Juno Acquisitions, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended and the 1996 amounts included in the cumulative period November 16, 1992 (inception)
through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Juno Acquisitions, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and the November 16, 1992 (inception) through December 31, 1995 amounts included in the cumulative period November 16, 1992 (inception) through December 31, 1996 were audited by another auditor whose report dated February 11, 1996 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Juno Acquisitions, Inc. as of December 31, 1996, and the results of its operations and cash flows for year then ended, in conformity with generally accepted accounting principles.

                              Respectfully submitted,

                              MAYER RISPLER & COMPANY, P.C.

                              Mayer Rispler & Company, P.C.
                              Certified Public Accountants

March 31, 1997
Brooklyn, New York

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                  December 31,
                                               1996            1995
CURRENT ASSETS
  Cash (Note 1)                                $ 70,188        $  1,885
  Cash - Escrow (Note 3)                            -0-          45,000
                                               ________        ________

     Total Current Assets                      $ 70,188        $ 46,885

  Fixed Assets-Net of Depreciation (Note 1)       3,528             -0-

OTHER ASSETS
  Organization Costs-Net of
      Amortization (Note 1)                         113             237
                                               ________        ________

TOTAL ASSETS                                   $ 73,829        $ 47,122
                                               ========        ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payables and Accrued Expenses       $  3,911        $    761
  Notes Payables (Note 2)                        29,375             -0-
                                               ________        ________

     Total Current Liabilities                 $ 33,286        $    761

Notes Payable (Note 2)                              -0-          27,625
                                               ________        ________

TOTAL LIABILITIES                              $ 33,286        $ 28,386
                                               ________        ________

Commitments and Other Matters (Note 4)

STOCKHOLDERS' EQUITY (Note 3)
  Common Stock, par value $.001; authorized
  75,000,000 shares, 813,590 & 800,000 shares
  issued and outstanding at December 31, 1996
  and 1995, respectively                            814            800

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding    -0-            -0-

  Additional Paid-In Capital                     74,476         28,513

  Deficit Accumulated During Development Stage  (34,747)       (10,577)
                                                 ______         ______

TOTAL STOCKHOLDERS' EQUITY                       40,543         18,736
                                                 ______         ______

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 73,829       $ 47,122
                                                 ======         ======


The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                            November 16, 1992
                                                                (Inception)
                                                                  through
                           1996       1995       1994       DECEMBER 31, 1996

INCOME:                    $    -0-   $    -0-   $    -0-   $    -0-
                           --------   --------   --------   --------
EXPENSES:

  Corporation Franchise
     Taxes                 $    688   $    704   $    269   $  2,090
  Filing Fees                 2,550      1,278         85      4,064
  Depreciation & Amortization   347        124        124        729
  Bank Charges                  242        386         71      1,311
  Interest (Note 2)           1,750      1,750      1,002      4,502
  Professional Fees          18,593      2,908        550     22,051
                           --------   --------   --------   --------
  Total Expenses             24,170      7,150      2,101     34,747
                           --------   --------   --------   --------
NET LOSS                   $(24,170)  $ (7,150)  $ (2,101)  $(34,747)
                           ========   ========   ========   ========

NET LOSS PER COMMON
  SHARE                    $(   .30)  $(   .01)  $(   .00)
                           ========   ========   ========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING       806,181    796,000    792,000
                           ========   ========   ========



The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Total
                                                                    Stock-
                         Common       Additional     Accumulated    Holders
                         Stock      Paid-In Capital   (Deficit)     Equity

Issuance of Common
 Shares on  November
 16, 1992 at par value
 ($.001 per share)
 For Cash                $792       $  1,208                        $  2,000

Net Loss-Inception to
 December 31, 1993                                    $ (1,326)       (1,326)

Net Loss                                                (2,101)       (2,101)
                         ------     --------          --------      --------

Balance-December 31,
  1994                    792         1,208             (3,427)       (1,427)

Sale of 8,000 Shares-
 July, 1995                 8        49,992                           50,000

Deferred Offering Costs
 Charged to Paid-In
 Capital                            (22,687)                         (22,687)

Net Loss-December
  31, 1995                                              (7,150)       (7,150)
                        ------     --------           --------      --------

Balance-December
 31, 1995                 800        28,513            (10,577)       18,736

Issuance of Common
 Shares in exchange
 for Crijen stock          14        45,963                           45,977

Net Loss                                               (24,170)      (24,170)
                        -----       -------           --------      --------

Balance-December
 31, 1996                $814      $ 74,476           $(34,747)     $ 40,543
                       ======      ========           ========      ========




The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                           November 16, 1992
                                                              (Inception)
                                                                through
                         1996        1995        1994      DECEMBER 31, 1996

CASH FLOWS FROM
  OPERATING ACTIVITIES:

 Net Loss                $(24,170)   $( 7,150)   $( 2,101) $( 34,747)

 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities

  Depreciation &
   Amortization              347          124        124         729

CHANGES IN ASSETS AND
 LIABILITIES:

 Escrow Account           45,000      (45,000)       -0-         -0-
 Other Assets                -0-       14,427   (14,427)        (619)
 Other Liabilities         4,900        1,790     1,596        8,286
                          ------       ------    ------       ------

Cash Provided (Used) in
 Operations               26,077      (35,809)  (14,808)     (26,351)
                          ------       ------    ------       ------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Acquisition of Fixed
 Assets                   (3,751)        -0-        -0-       (3,751)
                          ------      ------     ------       ------

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of Debt            -0-         -0-     25,000       25,000
 Issuance of Common Stock-
   Net of Costs           45,977      27,313     25,000      100,290
                          ------      ------     ------      -------

NET INCREASE (DECREASE)
 IN CASH                  68,303      (8,496)    10,192       70,188

CASH - BEGINNING           1,885      10,381        189          -0-
                          ------      ------     ------       ------
CASH - ENDING           $ 70,188    $  1,885   $ 10,381      $70,188
                        ========    ========   ========      =======


The accompanying notes are an integral part of this financial statement.

                      JUNO ACQUISITIONS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1996


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

     Juno Acquisitions, Inc. (the Company) was organized under the laws of the State of Nevada on November 16, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. On March 15, 1996, the Company entered into an acquisition agreement to acquire 100% of all the outstanding capital stock of Crijen Ltd., a business corporation organized under the laws of New Brunswick, a province of Canada. Crijen Ltd., a development stage company, holds an exclusive license granted to develop an optoelectric drum input system. A post-effective amendment to the registration statement of Juno Acquisitions Inc. which was filed with the Securities and Exchange Commission and was declared effective on June 19, 1996. On July 19, 1996, 100% of the shareholders ratified the acquisition of Crijen Ltd.

     The acquisition was accounted for using the purchase method of accounting whereby the assets purchased are recorded at fair market value at time of acquisition. Accordingly, the activity of Crijen Inc. since July 19, 1996, has been included in these consolidated financial statements. Since both Company's have not yet begun operations, the consolidated entity is considered a development stage company.

FIXED ASSETS

     Fixed assets are stated at fair market value at time of acquisition and are being depreciated over seven years by use of the straight line method.

ORGANIZATION COSTS

     Organization costs are being amortized on the straight line method over a period of five years.

LOSS PER SHARE OF COMMON STOCK

     Net loss per share of common stock is based on the weighted average number of shares outstanding during each period.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

                      JUNO ACQUISITIONS, INC.
                   (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STTEMENTS

                         DECEMBER 31, 1996
                            (CONTINUED)


NOTE 2 - NOTES PAYABLE

     In June, 1994, the Company borrowed an aggregate of $25,000 bearing interest at the rate of 7% per annum and payable at the consummation of a Business Combination. On March 11, 1997, the Company repaid the $25,000 loan plus accrued interest of $5,066.

NOTE 3 - STOCKHOLDERS' EQUITY

     The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On November 16, 1992, the Company issued a total of 792,000 shares of its common stock to its officers for a total consideration of $2,000 ($.003 per share).

     On January 23, 1995, the Company's initial public offering was declared effective. In connection therewith, the Company offer 8,000 shares of common stock (par value $.001 per share) at $6.25 per share. On July 25, 1995, the Company sold the 8,000 shares and received the net proceeds of $45,000 which were deposited in an escrow account pursuant to Rule 419 of the Securities Act of 1933. The Company also included $22,687 in connection with the public offering which were charged against the proceeds.

     As discussed in note 1, on July 19, 1996, with the approval of the public shareholders, the Company acquired 100% of the outstanding stock of Crijen Ltd. Accordingly, the net proceeds of the offering of $45,000 which was deposited in the escrow account was released to the Company. Pursuant to the acquisition agreement, the Company issued the following:

     a. 3,500 restricted shares of common stock in exchange for one share of Crijen common stock to Crijen's president.

     b. 10,090 restricted shares of common stock in exchange for 9,000 shares of Crijen Class A preferred stock.


NOTE 4 - COMMITMENTS AND OTHER MATTERS

     a. The Company currently utilizes the office of its President. Pursuant to an oral agreement, these facilities are provided for rent free.

     b. Certain conflicts of interest have existed and will continue to exist between management, their affiliates and the Company. Management have other interests including business interests to which they devote their primary attention. Management may continue to do so not withstanding the fact that management time should be devoted to the business of the Company and in addition, management may negotiate an acquisition resulting in a conflict of interest and possibly, a breach of directors' duty of loyalty to the Company.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JUNO ACQUISITIONS, INC.
                              (Registrant)


                              By:  GARY TAKATA
                                   Gary Takata
                                   President, Secretary-Treasurer
                                   and Director


                              Date: April 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicates.



                              By:  GARY TAKATA
                                   Gary Takata
                                   President, Secretary-Treasurer
                                   and Director


                              Date: April 9, 1997