Form 10-Q
period 1997-03-31
JUNO ACQUISITIONS INC
filed 1997-10-01
CIK 927040

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended              Commission File Number
March 31, 1997                          33-81666

                      JUNO ACQUISITIONS, INC.

      (Exact Name of Registrant as Specified in its Charter)

     NEVADA                             13-3690905

(State of Other Jurisdiction of         I.R.S. Employer
Incorporation or Organization)          Identification No.

370 Lexington Avenue, 18th Floor, New York, New York   10017

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,      813,590
     (Title of Class)              (Shares outstanding at
                                        March 31, 1997)

                      JUNO ACQUISITIONS, INC.



                               INDEX

                                                  PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements

          Consolidated Balance Sheet as of
          March 31, 1997 (unaudited) and
          December 31, 1996                       3

          Consolidated Statement of Operations
          For the Three Months Ended March 31,
          1997 and 1996 (unaudited)               4

          Consolidated Statement of Stockholders'
          Equity (unaudited)                      5

          Consolidated Statement of Cash Flows For
          the Three Months Ended March 31, 1997
          & 1996 (unaudited)                      6

          Notes to Consolidated Financial
          Statements                              7-9


ITEM 2    Management's Discussion and
          Analysis of Results of Operations       10

                          JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                   March 31,
                                                     1997         December 31,
                                                   (UNAUDITED)       1996
CURRENT ASSETS
  Cash (Note 1)                                    $ 30,018       $ 70,188
  Fixed Assets-Net of Depreciation (Note 1)           3,394          3,528

OTHER ASSETS
  Organization Costs-Net of Amortization(Note 1)         82            113
                                                   --------       --------
 TOTAL ASSETS                                      $ 33,494       $ 73,829
                                                   ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payables and Accrued Expenses           $  2,457       $  3,911
  Notes Payables (Note 2)                               -0-         29,375
                                                    -------       --------
 TOTAL LIABILITIES                                 $  2,457       $ 33,286

Commitments and Other Matters (Note 4)

STOCKHOLDERS' EQUITY (Note 3)
  Common Stock, par value $.001; authorized
  75,000,000 shares, 813,590 shares
  issued and outstanding at March 31, 1997
  and December 31, 1996, respectively                   814            814

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding        -0-            -0-

  Additional Paid-In Capital                         74,476         74,476

  Deficit Accumulated During Development Stage      (44,253)       (34,747)
                                                     ------         ------
 TOTAL STOCKHOLDERS' EQUITY                          31,037         40,543
                                                     ------         ------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 33,494       $ 73,829
                                                     ======         ======



The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                               FOR THE PERIODS

                                         January   January   November 16, 1992
                                         1, to     1, to       (Inception)
                                         March 31, March 31,    through
                                           1997      1996    MARCH 31, 1997

INTEREST INCOME:                         $    -0-  $    -0-  $    -0-
                                         --------  --------  --------
EXPENSES:

  Corporation Franchise Taxes            $    -0-  $    -0-  $  2,090
  Filing Fees                                 400       575     4,464
  Depreciation & Amortization                 165        31       894
  Bank Charges                                -0-        75     1,311
  Interest (Note 2)                           691       438     5,193
  Professional Fees                         8,250     1,100    30,301
                                         --------  --------  --------
  Total Expenses                            9,506     2,219    44,253
                                         --------  --------  --------
NET LOSS                                 $ (9,506) $ (2,219) $(44,253)
                                         ========  ========  ========

NET LOSS PER COMMON SHARE                $(   .01) $(   .00)
                                         ========  ========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        813,590   800,000
                                         ========  ========





The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               MARCH 31, 1997
                                 (UNAUDITED)

                                                                  Total
                                         Additional               Stock-
                               Common    Paid-In   Accumulated    Holders
                               STOCK     CAPITAL   (DEFICIT)      EQUITY

Issuance of Common Shares on
 November 16, 1992 at par value
 ($.001 per share) For Cash    $792      $  1,208                 $  2,000

Net Loss-Inception to December
 31, 1993                                          $ (1,326)        (1,326)

Net Loss                                             (2,101)        (2,101)
                               ----      --------  --------       --------

Balance-December 31, 1994       792         1,208    (3,427)        (1,427)

Sale of 8,000 Shares-
 July, 1995                       8        49,992                   50,000

Deferred Offering Costs Charged
 to Paid-In Capital                       (22,687)                 (22,687)

Net Loss-December 31, 1995                           (7,150)        (7,150)
                               ----        ------     -----         ------
Balance-December 31, 1995       800        28,513   (10,577)        18,736

Issuance of Common Shares in
 exchange for Crijen stock       14        45,963                   45,977

Net Loss                                            (24,170)       (24,170)
                               ----        ------    ------         ------

Balance-December 31, 1996       814        74,476   (34,747)        40,543

Net Loss                                             (9,506)        (9,506)
                               ----        ------    ------         ------
Balance-March 31, 1997         $814      $ 74,476  $(44,253)      $ 31,037
                               ====        ======    ======         ======






The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                               FOR THE PERIODS

                                    January   January   November 16, 1992
                                    1, to     1, to        (Inception)
                                    March 31, March 31,      through
                                      1997      1996     MARCH 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                          $( 9,506) $(24,170)    $(44,253)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities

  Depreciation & Amortization            165       347          894

CHANGES IN ASSETS AND LIABILITIES:

  Escrow Account                         -0-    45,000          -0-
  Other Assets                           -0-       -0-         (619)
  Other Liabilities                  (1,454)     4,900        6,832
                                      -----     ------        -----
Cash Provided (Used) in
 Operations                         (10,795)    26,077       (37,146)
                                     ------     ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Fixed Assets              -0-    (3,751)       (3,751)
                                     -------    ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Debt                  (29,375)       -0-        (4,375)
  Issuance of Common Stock-
   Net of Costs                         -0-     45,977        75,290
                                     ------     ------        ------
Net Cash Provided by (Used in)
 Financing Activities               (29,375)    45,977        70,915
                                     ------     ------        ------
NET INCREASE (DECREASE) IN
 CASH                               (40,170)    68,303        30,018

CASH - BEGINNING                     70,188      1,885           -0-
                                     ------     ------        ------
CASH - ENDING                       $30,018   $ 70,188     $  30,018
                                     ======     ======        ======

The accompanying notes are an integral part of this financial statement.

                      JUNO ACQUISITIONS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997


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

BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by Juno Acquisitions, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made, when read in conjunction with the audited fiscal 1996 financial statements, are adequate to make the information presented not misleading.

FIXED ASSETS

     Fixed assets are stated at fair market value at the time of acquisition and are being depreciated over seven years by use of the straight line method.

ORGANIZATION COSTS

     Organization costs are being amortized on the straight line method over a period of five years.

                      JUNO ACQUISITIONS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997
                            (CONTINUED)



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

                            JUNO ACQUISITIONS, INC.
                         (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997
                                 (CONTINUED)


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

                      JUNO ACQUISITIONS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          MARCH 31, 1997


     At  March  31,  1997, the Company's cash balance amounted  to  $30,018
while  current liabilities  amounted  to  $2,457.   These  amounts  reflect
repayment of the Company's loan.

     For  the  current  period  ended  March  31,  1997  as well as for the previous  period  ended  March  31,  1996,  the  Company had no operational
activities  other  than  those  relating  to  the  public   offering.   The
continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing or have future profitable operations.

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

                         JUNO ACQUISITIONS, INC.


                         By:  GARY TAKATA
                              Gary Takata
                              President, Secretary and Director

Date: May 7, 1997