Form 10-Q
period 1997-06-30
JUNO ACQUISITIONS INC
filed 1997-10-01
CIK 927040

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended                Commission File Number
June 30, 1997                           33-81666

                      JUNO ACQUISITIONS, INC.

      (Exact Name of Registrant as Specified in its Charter)

     NEVADA                             13-3690905

(State of Other Jurisdiction of         I.R.S. Employer
Incorporation or Organization)          Identification No.

370 Lexington Avenue, 18th Floor, New York, New York   10017

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.001 par value,      813,590
     (Title of Class)              (Shares outstanding at
                                        June 30, 1997)

                      JUNO ACQUISITIONS, INC.



                               INDEX

                                                  PAGE

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements

          Consolidated Balance Sheet as of
          June 30, 1997 (unaudited) and
          December 31, 1996                       3

          Consolidated Statement of Operations
          For the Six Months Ended June 30,
          1997 and 1996 (unaudited)               4

          Consolidated Statement of Stockholders'
          Equity (unaudited)                      5

          Consolidated Statement of Cash Flows For
          the Six Months Ended June 30, 1997
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

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET

                                   ASSETS
                                                    June 30,
                                                      1997        December 31,
                                                   (UNAUDITED)       1996
CURRENT ASSETS
  Cash (Note 1)                                    $ 15,347       $ 70,188
  Fixed Assets-Net of Depreciation (Note 1)           3,199          3,528

OTHER ASSETS
  Organization Costs-Net of Amortization(Note 1)         51            113
                                                   --------       --------
 TOTAL ASSETS                                      $ 18,597       $ 73,829
                                                   ========       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payables and Accrued Expenses           $  1,356       $  3,911
  Notes Payables (Note 2)                               -0-         29,375
                                                   --------       --------

 TOTAL LIABILITIES                                 $  1,356       $ 33,286
                                                   --------       --------
Commitments and Other Matters (Note 4)

STOCKHOLDERS' EQUITY (Note 3)
  Common Stock, par value $.001; authorized
  75,000,000 shares, 813,590 shares
  issued and outstanding at March 31, 1997
  and December 31, 1996, respectively                   814            814

  Preferred Stock, par value $.001 authorized
  15,000,000 shares, none issued and outstanding        -0-            -0-

  Additional Paid-In Capital                         74,476         74,476

  Deficit Accumulated During Development Stage      (58,049)       (34,747)
                                                     ------         ------
 TOTAL STOCKHOLDERS' EQUITY                          17,241         40,543
                                                     ------         ------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 18,597       $ 73,829
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

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)
                               FOR THE PERIODS

                                         January   January   November 16, 1992
                                         1, to     1, to       (Inception)
                                         June 30,  June 30,     through
                                           1997      1996    JUNE 30, 1997

INCOME:                                  $    -0-  $    -0-  $    -0-
                                         --------  --------  --------
EXPENSES:

  Corporation Franchise Taxes            $    -0-  $    -0-  $  2,090
  Filing Fees                                 700       875     4,764
  Depreciation & Amortization                 330        62     1,059
  Bank Charges                                 24       149     1,335
  Interest (Note 2)                           691       876     5,193
  Professional Fees                        21,557     3,950    43,608
                                           ------     -----    ------

  Total Expenses                           23,302     5,912    58,049
                                           ------     -----    ------

NET LOSS                                 $(23,302) $ (5,912) $(58,049)
                                           ======     =====    ======

NET LOSS PER COMMON SHARE                $(   .03) $(   .01)
                                           ======    ======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        813,590   800,000
                                          =======   =======








The accompanying notes are an integral part of this financial statement.

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                JUNE 30, 1997
                                 (UNAUDITED)

                                                                  Total
                                         Additional               Stock-
                               Common    Paid-In   Accumulated    Holders
                               STOCK     CAPITAL   (DEFICIT)      EQUITY

Issuance of Common Shares on
 November 16, 1992 at par value
 ($.001 per share) For Cash    $792      $  1,208                 $  2,000

Net Loss-Inception to December
 31, 1993                                          $ (1,326)        (1,326)

Net Loss                                             (2,101)        (2,101)
                               ----        ------     -----          -----
Balance-December 31, 1994       792         1,208    (3,427)        (1,427)

Sale of 8,000 Shares-
 July, 1995                       8        49,992                   50,000

Deferred Offering Costs Charged
 to Paid-In Capital                       (22,687)                 (22,687)

Net Loss-December 31, 1995                           (7,150)        (7,150)
                               ----        ------    ------         ------
Balance-December 31, 1995       800        28,513   (10,577)        18,736

Issuance of Common Shares in
 exchange for Crijen stock       14        45,963                   45,977

Net Loss                                            (24,170)       (24,170)
                               ----        ------    ------         ------
Balance-December 31, 1996       814        74,476   (34,747)        40,543

Net Loss                                            (23,302)       (23,302)
                               ----        ------    ------         ------
Balance-June 30, 1997          $814      $ 74,476  $(58,049)      $ 17,241
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

                           JUNO ACQUISITIONS, INC.
                        (A Development Stage Company)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               FOR THE PERIODS

                                    January   January   November 16, 1992
                                    1, to     1, to        (Inception)
                                    June 30,  June 30,       through
                                      1997      1996     JUNE 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                          $(23,302) $( 5,912)    $(58,049)

  Adjustments to reconcile net loss
  to net cash used in operating
  activities

  Depreciation & Amortization            330        62        1,059

CHANGES IN ASSETS AND LIABILITIES:

  Other Assets                           -0-       -0-          (619)
  Other Liabilities                  (2,555)     3,246         5,731
                                     ------      -----        ------
Cash Used in Operations             (25,527)    (2,604)      (51,878)
                                     ------      -----        ------
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Fixed Assets              61        -0-        (3,690)
                                     ------      -----        ------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Debt                      -0-        875        25,000
  Repayment of Debt                 (29,375)       -0-       (29,375)
  Issuance of Common Stock-
   Net of Costs                         -0-        -0-        75,290
                                     ------      -----        ------
Net Cash Provided by (Used in)
 Financing Activities               (29,375)       875        70,915
                                     ------      -----        ------
NET INCREASE (DECREASE) IN
 CASH                               (54,841)    (1,729)       15,347

CASH - BEGINNING                     70,188      1,885           -0-
                                     ------      -----        ------
CASH - ENDING                       $15,347   $    156     $  15,347
                                     ======     ======        ======


The accompanying notes are an integral part of this financial statement.

                      JUNO ACQUISITIONS, INC.
                   (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997


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

                              JUNE 30, 1997
                               (CONTINUED)


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

                            JUNE 30, 1997
                             (CONTINUED)


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

                      JUNO ACQUISITIONS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           JUNE 30, 1997


     At June 30, 1997, the Company's cash balance amounted to $15,347 while current liabilities amounted to $1,356. These amounts reflect repayment of the Company's loan.

     For the current period ended June 30, 1997 as well as for the previous period ended June 30, 1996, the Company had no operational activities other than those relating to the public offering. The continuation of the Company as a going concern are dependent upon the Company's ability to obtain additional financing or have future profitable operations.

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

Date: August 1, 1997