Form 10QSB
period 1997-09-30
JUNO ACQUISITIONS INC
filed 1997-11-14
CIK 927040

Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10 - Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                For the nine months endedCommission File Number
                       September 30, 1997       33-81666

                            JUNO ACQUISITIONS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                               NEVADA13-3690905
                (State or Other Jurisdiction of(I.R.S. Employer
               Incorporation  or Organization)Identification #)


                               3323 Watt Avenue
                         Sacramento, California 95821
          (Address of Principal Executive Office Including Zip Code)

                                (916) 431-4199
              (Registrant's Telephone Number Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                   Yes  x.  No   .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 2, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes______ No______

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.001 Par Value             813,590
     (Title of Class)         (Shares outstanding at September 30, 1997)

                            JUNO ACQUISITIONS, INC.

INDEX

                                                                   PAGE
Part I.  Financial Information

      Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet as of September
            30, 1997 (unaudited) and December 31, 1996            3

            Consolidated Statement of Operations For
            the Nine Months Ended September 30, 1997 and
            1996 (unaudited)                                      4

            Consolidated Statement of Stockholders'
            Equity (unaudited)                                    5

            Consolidated Statement of Cash Flows
            For the Nine Months Ended September 30,
            1997 & 1996 (unaudited)                               6

            Notes to Consolidated Financial Statements            7-8


      Item 2.  Managements' discussion and analysis of
      results of operations                                       9

Part II. Other Information

      Item 1.  Legal Proceedings                                  10

      Item 2.  Changes in Securities                              10

      Item 3.  Defaults Upon Senior Securities                    10

      Item 4.  Submission of Matters to a Vote of Securities Holders    10

      Item 5.  Other Information                                  10

      Item 6.  Exhibits and Reports on Form 8-K                   10


Signatures                                                        10

                            JUNO ACQUISITIONS INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET


                                    ASSETS

                                                                  September 30, 1997      December 31, 1996
                                                                  (UNAUDITED)
CURRENT ASSETS
      Cash (Note 1)                                                    $  4,512                 $ 70,188
Fixed Assets - Net of Depreciation (Note 1)                               3,066                    3,528
OTHER ASSETS
      Organization Costs - Net of Amortization (Note 1)                      20                      113
            TOTAL ASSETS                                               $  7,598                 $ 73,829

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts Payable and Accrued Expenses                           $   - 0 -                  $3,911
      Notes Payable (Note 2)                                              - 0 -                  29,375
            TOTAL LIABILITIES                                             - 0 -                  33,286
Commitments and Other Matters (Note 4)
STOCKHOLDERS' EQUITY (Note 3)
      Common Stock, par value $.001; authorized
      75,000,000 shares, 813,590 shares issued &
      outstanding at September 30, 1997 and December
      31, 1996, respectively                                         $      814              $      814
      Preferred Stock, par value $.001 authorized
15,000,000 shares, none issued and outstanding                            - 0 -                   - 0 -
      Additional Paid-In Capital                                         74,476                  74,476
      Deficit Accumulated During Development Stage                      (67,692)                (34,747)
            TOTAL STOCKHOLDERS' EQUITY                                    7,598                  40,543
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,598                $ 73,829


The accompanying notes are an integral part of this financial statement.

                            JUNO ACQUISITIONS INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                FOR THE PERIODS

                                                                                                  November 16, 1992
                                         January 1, to September           January 1,            (Inception) through
                                                 30, 1997                 to September           September 30, 1997
                                                                             30, 1996
CONSULTING INCOME:                                       $   6,164                $     - 0 -              $     6,164
EXPENSES:
      Corporation Franchise Taxes
                                                           $   -0-                 $    - 0 -                 $  2,090
      Filing Fees                                            1,220                      2,222                    5,284
      Depreciation & Amortization
                                                               495                         93                    1,224
      Bank Charges                                              10                        234                    1,321
      Interest (Note 2)                                        691                      1,313                    5,193
      Professional Fees                                     30,529                      8,080                   52,580
      Consulting Fees                                        6,164                      - 0 -                    6,164
            Total Expenses                                  39,109                     11,942                  73,856
            NET LOSS                                     $( 32,945)                 $( 11,942)               $(67,692)
NET LOSS PER COMMON SHARE                                $(    .04)                 $(    .01)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                               813,590                    807,567


The accompanying notes are an integral part of this financial statement.

                            JUNO ACQUISITIONS INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                                          Additional Paid                     Total Stockholders
                                          Common STOCK      in CAPITAL         Accumulated          EQUITY
                                                                                (DEFICIT)
Issuance of Common Shares on  November
16, 1992 at par value ($.001 per share)
For Cash                                            $792          $  1,208                             $  2,000
Net Loss - Inception to December 31,
1993                                                                                $( 1,326)           ( 1,326)
Net Loss                                           _____            ______           ( 2,101)           ( 2,101)
Balance - December 31, 1994                          792             1,208           ( 3,427)           ( 1,427)
Sale of 8,000 Shares - July, 1995                      8            49,992                               50,000
Deferred Offering Costs Charged to
Paid-In Capital                                                   (22,687)                              (22,687)
Net Loss                                             ___           _______           ( 7,150)           ( 7,150)
Balance - December 31, 1995                          800            28,513           (10,577)             18,736
Issuance of Common Shares in exchange
for Crijen stock                                      14            45,963                                45,977
Net Loss                                             ___           _______           (24,170)           (24,170)
Balance - December 31, 1996                         $814          $ 74,476          $(34,747)           $ 40,543
Net Loss                                             ___           _______           (32,945)           (32,945)
Balance - September 30, 1997                        $814          $ 74,476          $(67,692)           $  7,598


The accompanying notes are an integral part of this financial statement.

                            JUNO ACQUISITIONS INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                FOR THE PERIODS

                                           January 1,               January 1,             November 16, 1992
                                               to                       to                (Inception) through
                                       September 30, 1997       September 30, 1996        September 30, 1997
CASH FLOWS FROM OPERATING
ACTIVITIES:
      Net Loss                                     $(32,945)                 $(11,942)                $( 67,692)
      Adjustments to reconcile net
loss to net cash used in operating
activities
      Depreciation & Amortization                       495                        93                     1,224
      Change in Additional Paid in
Capital Due to Consolidation                           - 0 -                    41,514                     - 0 -
CHANGES IN ASSETS AND LIABILITIES:
      Escrow Account                                   - 0 -                    45,000                     - 0 -
      Other Assets                                     - 0 -                  ( 3,417)                  (   619)
      Other Liabilities                             ( 3,912)                     8,191                     4,374
      Cash Provided by (Used in) Operations         (36,362)                    79,499                  (62,713)
CASH FLOWS FROM INVESTING
ACTIVITIES:
      Acquisition of Fixed Assets                        61                     - 0 -                  ( 3,690)
CASH FLOWS FROM FINANCING
ACTIVITIES:
      Issuance of Debt                                 - 0 -                     - 0 -                    25,000
      Repayment of Debt                             (29,375)                     - 0 -                  (29,375)
      Issuance of Common Stock - Net of Costs          - 0 -                        14                    75,290
Net Cash Provided by (Used in)
  Financing Activities                              (29,375)                        14                    70,915
NET INCREASE (DECREASE) IN CASH                     (65,676)                  (79,513)                     4,512
CASH - BEGINNING                                      70,188                     1,885                     - 0 -
CASH - ENDING                                       $  4,512                $   81,398                  $  4,512


The accompanying notes are an integral part of this financial statement.

                            JUNO ACQUISITIONS INC.
                         (A Development Stage Company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
BACKGROUND
      Juno Acquisitions Inc. (the Company) was organized under the laws of the State of Nevada on November 16, 1992. Its purpose is to provide a vehicle to acquire or merge with another entity. On March 15, 1996, the Company entered into an acquisition agreement to acquire 100% of all the outstanding capital stock of Crijen Ltd., a business corporation organized under the laws of New Brunswick, a province of Canada. Crijen Ltd., a development stage company, holds an exclusive license granted to develop an optoelectric drum input system. A post-effective amendment to the registration statement of Juno Acquisitions Inc. which was filed with the Securities and Exchange Commission and was declared effective on June 19, 1996. On July 19, 1996, 100% of the shareholders ratified the acquisition of Crijen Ltd.

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

NOTE 3 - STOCKHOLDERS' EQUITY
      The Company is authorized to issue 75,000,000 common shares with a par value of $.001, and 15,000,000 blank check preferred shares with a par value of $.001. On November 16, 1992, the Company issued a total of 792,000 shares of its common stock for a total consideration of $2,000 ($.003 per share).

      On January 23, 1995, the Company's initial public offering was declared effective. In connection therewith, the Company offered 8,000 shares of common stock (par value $.001 per share) at $6.25 per share. On July 25, 1995, the Company sold the 8,000 shares and received the net proceeds of $45,000 which were deposited in an escrow account pursuant to rule 419 of the Securities Act of 1933. The Company also included $22,687 in connection with the public offering which were charged against the proceeds.

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

NOTE 4 - COMMITMENTS AND OTHER MATTERS
      Prior to October 10, 1997, the Company utilized the office of its former President, Gary Takata. Pursuant to an oral agreement, these facilities were provided rent free.

NOTE 5 - SUBSEQUENT EVENTS
      On October 2, 1997, the Company entered into a Stock Purchase Agreement with Richard D. Jones pursuant to which the Company sold all of its stockholdings in Crijen, Ltd., its wholly-owned subsidary, to Mr. Jones for one hundred dollars.

      On October 10, 1997, Juno Acquisitions, Inc., ("Juno"), effected a "Plan and Agreement of Reorganization" with LK Global Information Systems, BV, a Netherlands corporation ("LK Global"). Pursuant to the terms of the reorganization agreement, Juno acquired 100% of LK Global's issued and outstanding capital stock, in exchange for 12,845,000 shares of Juno's voting common stock, par value $0.001 per share, and 1,925,000 shares of preferred stock, par value $0.001 per share.

      As a result of the reorganization, LK Global is now a wholly-owned subsidiary of Juno. LK Global (Holdings) N.V., the principal shareholder of LK Global, now beneficially owns 9,915,425 shares of common stock of Juno representing 66.6% of Juno's outstanding voting shares. LK Global (Holdings) N.V., a Netherlands corporation, is controlled by Dr. Kyprianou.

      In addition, effective as of the closing date under the reorganization agreement, Gary Takata resigned as the sole director of Juno and was replaced by Dr. Kyprianou. The new board immediately appointed Dr. Kyprianou as the chief executive officer of Juno.

      LK Global is the parent company of various international entities with operations in the United States, the United Kingdom, Ireland, India, Cyprus, and Mexico that develop and support a comprehensive range of integrated information technology software applications to a growing number of companies in the construction, hospitality, healthcare, financial, and manufacturing industries throughout the world.

      Pursuant to the reorganization agreement involving Juno and LK Global, Juno issued 12,845,000 shares of its voting common stock, par value $0.001 per share, and 1,925,000 shares of preferred stock, par value $0.001 per share.
The Juno shares were issued to approximately 360 institutions and individuals in exchange for their shares in LK Global. All of the purchasers were non-U.S. persons as defined in Regulation S.

                            JUNO ACQUISITIONS, INC.
                         (A Development Stage Company)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1997

      Prior to October 10, 1997, the Company was without operating activity. During the quarter ended September 30, 1997, the Company incurred legal expenses in connection with the Reorganization with LK Global which resulted in a depletion of its cash. The Company also eliminated all of its other current liabilities. At September 30, 1997, the Company's cash balance amounted to $4,512 while there were no current liabilities. These amounts reflect payment of the Company's legal expenses.

PART II     OTHER INFORMATION

Item 1 Legal Proceedings - None

Item 2 Changes in Securities - None

Item 3 Defaults Upon Senior Securities - None

Item 4 Submission of Matters to a Vote of Securities Holders

      On November 7, 1997, the Company held a Special Shareholders' Meeting at which the shareholders adopted a resolution to change the Company's name to AremisSoft Corporation. The name change will become effective upon the filing and acceptance of the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State.

Item 5 Other Information - None

Item 6 Exhibits and Reports on Form 8-K

      On October 27, 1997, the Company filed a Report on Form 8-K to disclose the Reorganization with LK Global Information Systems, BV, a Netherlands corporation, and the corresponding change in control, as discussed above in
Note 5 to the Financial Statements.


SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JUNO ACQUISITIONS, INC.


                                    By:  L.K. KYPRIANOU
                                        Dr. L.K. Kyprianou
                                        President, Secretary, Director
                                        and Principal Financial Officer

Date:  November 14, 1997