Form 10-K405
period 1997-12-31
AREMISSOFT CORP
filed 1998-07-01
CIK 927040

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

Commission file number:   33-81666


                             AREMISSOFT CORPORATION
                  (formerly known as Juno Acquisitions, Inc.)
             (Exact name of Registrant as specified in its charter)

                      NEVADA                                 13-3690905
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                           Identification No.)

                     60 BISHOPSGATE LONDON EC2N 4AJ ENGLAND
                    (Address of principal executive offices)

(Registrant's telephone number, including area code 011-44-171-3091555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
               Yes [ ]       No  [X]

        As of June 24, 1998, the aggregate market value for the 7,129,870 shares of the common stock, par value $0.001 per share, held by non-affiliates was approximately $42,779,220.

        The number of shares outstanding of registrant's only class of common stock, as of June 24, 1998, was 17,097,720 shares of its common stock, par value $0.001 per share.

Documents Incorporated by Reference:  None

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such a difference include, but are not limited to, those discussed below as well as those discussed elsewhere in this Report. THE COMPANY DISCLAIMS AN INTENT OR OBLIGATION TO PUBLICLY UPDATE THESE "FORWARD-LOOKING" STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

All references to the "Company" or "AremisSoft" refer to AremisSoft Corporation, a Nevada corporation, and its consolidated subsidiaries, except as otherwise specifically noted herein.

                                     PART I

ITEM 1. BUSINESS


                           ORGANIZATION OF THE COMPANY

        The Company's predecessor, LK Global Information Systems, B.V., a Netherlands corporation ("LK Global"), reorganized into a holding company in the United States by acquiring the Company, a Nevada corporation incorporated on November 16, 1992, through a share exchange. The name of the Nevada corporation was subsequently changed to AremisSoft Corporation.

        Prior to 1995, several of the Company's operating subsidiaries were wholly owned by the Company's Chairman and Chief Executive Officer, Dr. Lycourgos K. Kyprianou. In 1995, all of the Company's operating subsidiaries were reorganized under a holding company, LK Global.

        The Company's principal executive offices are located at 60 Bishopsgate, London EC2N 4AJ, England, and its telephone number is 011-44-171-3091555.

                                    BUSINESS

THE COMPANY

     AremisSoft develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations in the healthcare, manufacturing, hospitality and construction industries (the "Vertical Markets"). Its software products provide an array of functions that address the mission-critical information requirements of customers in the Vertical Markets. The Company's software products incorporate object-oriented and client-server technologies and are designed for rapid implementation, flexibility and scalability across multiple platforms. The modular design and industry specialization of its products limit the need for extensive customization which the Company believes provides it with a competitive advantage. In addition, the interoperability of the Company's products with other software applications and their ability to grow with an organization permit rapid adaptation of the Company's products in response to ongoing business changes. The Company believes that it provides substantial benefits to its customers with legacy systems, including reduced upgrade disruptions and costs, the ability to extend such systems' useful lives and improved interoperability with existing software applications. The Company markets its software products primarily through its own sales force and provides product support worldwide through ten offices in seven countries. The Company currently has more than 5,000 customers. Revenues from customers located in the United Kingdom comprised 75% of total revenues in both 1997 and in the first three months of 1998. Customers using the Company's software products include Southampton Multifund (healthcare), Birmingham Multifund (healthcare), Telefon AB LM Ericsson (manufacturing), Nabisco Biscuit Co. (manufacturing), Forte Limited (hospitality), and London Electricity plc (construction).

     The Company's software products have been designed using a three-tiered, object-oriented software architecture (the "Aremis Architecture"). The Aremis Architecture achieves economies of scale and cost reductions in the software development process by capitalizing on the common functional requirements of customers across a variety of industries. The Aremis Architecture facilitates customization and modification of the Company's software solutions to address the mission-critical information requirements of its customers. The Company has been developing its software in an object computing environment since 1986 and believes that its substantial investment in the development of the Aremis Architecture provides it with a competitive advantage in developing enterprise-wide applications software.

     In the past five years, the Company has experienced rapid growth both internally and through acquisitions, with revenues increasing from $2.7 million in 1993 to $42.4 million in 1997. During this period, the Company successfully acquired and integrated the operations of eleven businesses. In each acquisition, the Company sought to reduce expenses, rejuvenate existing products of the acquired business and migrate the customers of the acquired business to products that utilize the Aremis Architecture. Since 1986, the Company has developed an extensive software development and support facility in New Delhi, India, that provides the Company with access to highly-skilled technical personnel who rejuvenate acquired products and support the Company's research and development activities on a cost-effective basis.

     The Company's business strategy is to continue its growth by (i) targeting mid-sized organizations, including divisions and business units of larger companies, with annual revenues of less than $1 billion, (ii) focusing on strategic markets, (iii) leveraging the Company's cost-efficient India operations, (iv) capitalizing on the Company's investment in the Aremis Architecture, (v) expanding the Company's marketing, sales, support and service capabilities and (vi) acquiring related software businesses, products or technologies.

INDUSTRY BACKGROUND

     Enterprise-wide applications software is designed to help streamline and enhance an organization's ability to manage and execute mission-critical operations, such as accounting, payroll, purchasing, manufacturing, human resources, customer service and sales and marketing. Enterprise-wide applications software that is capable of generating and disseminating critical information across a business organization and its extended enterprise provide a strategic resource that enables an organization to respond rapidly to changing market environments and customer needs.

     With the growth of computer networks across local and remote parts of an enterprise and the sharing of information between departments, the demand for flexible solutions that address continually changing business requirements is rapidly increasing. In the past, host-centric systems operating on mainframes or mid-range computers and offering high levels of performance, scalability and data security achieved broad market acceptance. Although these systems served the near-term needs of customers, they lacked the flexibility necessary to operate in today's marketplace. As a result, open architecture, client/server based computing systems were developed and offer the following advantages: (i) easier access to corporate data, (ii) improved reporting and analysis, (iii) flexibility in decision-making, (iv) quicker time to market and (v) a more strategic computing model. Along with the growth in demand for these systems, an increasing demand for a new generation of enterprise-wide applications software has emerged to address various business requirements.

     In addition, object-oriented technology is rapidly emerging as a desired feature of enterprise-wide client/server-based applications software. Object-oriented technology consists of component objects that are essentially building blocks of small, discrete pieces of functionality. These component objects can be configured to create complete applications and enable software developers to rapidly create and modify systems to provide the desired functionality for specific markets or individual customers. Object-oriented technology also allows for the creation of systems that are scalable, flexible and capable of accommodating variations in business requirements and technology infrastructure.

     According to International Data Corporation, growth in the enterprise-wide applications software market has been strong in recent years and is expected to continue. This growth may be attributed to a variety of factors, including a shift among organizations from developing enterprise-wide applications software in-house to purchasing enterprise-wide applications software from outside sources. The Company believes this trend is principally fueled by the growing complexity of new technology and the increasing failure rate of in-house enterprise-wide applications software development projects. By outsourcing their enterprise-wide applications software needs, organizations reduce the risk of in-house development failures and ensure quicker time to market with new and increased functionality, creating a competitive advantage.

     The Company believes that a significant portion of the future growth in the enterprise-wide applications software industry will be generated from purchases by mid-sized organizations, including divisions and business units of larger companies, with annual revenues less than $1 billion. Within this market, organizations with annual revenues between $150 million and $1 billion are generally referred to as "Tier II" organizations and organizations with annual revenues less than $150 million are generally referred to as "Tier III" organizations. "Tier I" organizations typically have annual revenues in excess of $1 billion. The number of organizations in Tier II and Tier III is substantially greater than in Tier I. Tier III and certain Tier II organizations have attractive characteristics for enterprise-wide applications software providers. Enterprise software marketed to Tier II and Tier III organizations is generally less expensive and has significantly shorter sales and implementation cycles than software for Tier I organizations.

     The Company believes there is a substantial market opportunity for enterprise-wide applications software that offers ease of integration, faster implementation, reduced risks associated with business and technological changes, lower overall cost of ownership and industry-specific and customized functionality. At the same time, these applications should attempt to mask the complexities of the underlying hardware, software or network technologies.

THE AREMIS ARCHITECTURE

     The Aremis Architecture provides Advanced, Real-time, Enterprise-wide, Mission-critical, Integrated Systems to customers in each of the Vertical Markets. The Company believes that the Aremis Architecture enables it to produce high quality, scalable enterprise-wide applications software with substantially reduced software development, implementation and maintenance costs. The Aremis Architecture incorporates a three-tiered, object-oriented approach in its enterprise-wide applications software, which is depicted below:

                                  [FLOW CHART]

     The three tiers of the Aremis Architecture consist of presentation, logic and database. The presentation tier relates to what the end user sees on the screen when using the software. The logic tier consists of the actual applications in the system and interacts with the database tier which stores mission-critical enterprise-wide data. A primary advantage of this three-tier structure is that it allows software programmers to make changes and enhancements to one of the tiers without disrupting the logic of the other tiers.

     The Aremis Architecture utilizes graphical user interface ("GUI"), which uses icons and other graphical methods to guide a user through the software. GUI is more user-friendly than character user interface ("CUI"), commonly known as "green screen" technology, which requires users to know numerous commands when using the software.

     A central feature of the Aremis Architecture's logic tier is its object orientation. The Company has devoted significant resources to developing an extensive proprietary software library of well-defined, re-usable business objects. These objects link business rules and policies to applications written in C++ and Java languages. This object orientation enables customers or the Company's developers to easily create additional modules or to rapidly adapt existing software to changing business conditions or requirements. It also facilitates the re-use of functional applications which are similar across products and industries. The Aremis Architecture has 70% commonality of objects across the Vertical Markets, which the Company believes provides it with a significant competitive advantage.

     The object orientation of the Aremis Architecture also helps to minimize training costs as the Company's software developers who are already trained in its development methods and language can be assigned to new markets with little training. In a similar manner, customers with multiple AremisSoft products can minimize their training and implementation costs as each of the products operates in a similar manner.

     The Aremis Architecture encompasses industry standard database technologies and is designed to be compatible with Oracle, Sybase, SQL Server, Informix and other open database connectivity ("ODBC") compliant databases. This industry standard database tier provides AremisSoft customers with the flexibility to utilize high quality data warehouse and data-mining applications.

     The Aremis Architecture is based on open, client/server computing technology. This open environment provides interoperability with other software applications, even among multiple revision levels of the same or different products. The Aremis Architecture is also platform independent and operates seamlessly with

Windows NT, Windows 95, UNIX, Novell and multitasking DOS environments on numerous hardware platforms and interfaces with Internet and intranet technologies.

THE AREMISSOFT SOLUTION

     The Company's enterprise-wide applications software products address the mission-critical, business information requirements of organizations in the Vertical Markets. AremisSoft's products are designed to provide the following benefits:

     Enhanced Functionality. The Company's visual development environment allows customers to focus on incorporating business logic into a solution instead of on complex technical details. With the Company's visual, object-oriented development environment, developers and end users can rapidly build applications that automate and integrate business processes such as credit checking, order handling and inventory management. From its history of working closely with its customers, the Company believes that it has gained a high level of expertise in industry-specific, complex business processes. The close mapping between a business process and the Aremis Architecture enables developers to more easily design, maintain and re-use applications. This also enables endusers to be an integral part of the development of business solutions and results in more successful implementation.

     Ease of Integration. AremisSoft's software products operate in Windows NT, Windows 95, UNIX, AS/400, Novell and multitasking DOS environments on numerous hardware platforms and are compatible with Oracle, Sybase, SQL Server, Informix and other ODBC compliant databases. Because of the flexible 32-bit open architecture and open approach to development, the Company's products can also be integrated with technologies such as Java, Visual Basic, Visual Basic for Applications and C++. Ease of integration with existing technologies allows customers to accommodate and modify their business practices without regard to underlying hardware, software and network technologies.

     Industry-Specific Applications. The Company offers enterprise-wide applications software for mid-sized organizations in the healthcare, manufacturing, hospitality and construction industries. Through its concentrated product focus, the Company believes it has developed substantial industry expertise in the Vertical Markets that has enabled the Company to develop software applications that address customers' specific industry needs.

     Rapid Implementation. The modular product design of AremisSoft's software combined with the Company's focus and expertise in the Vertical Markets permits rapid product implementation. Product applications are designed to address the specific needs of customers in the Vertical Markets, limiting the need for extensive customization upon implementation. In addition, customers are able to purchase only those applications with functionality appropriate for their needs, eliminating implementation and training time for unnecessary features. The Company also provides all of the system implementation and training services for its clients using AremisSoft field engineers. By providing implementation services in-house, the Company believes that its customers benefit from a more efficient implementation process and by having only one vendor accountable for system performance.

     Protection of Investment in Legacy Systems. AremisSoft's open architecture, client/server-computing technology allows customers to migrate their existing mission-critical business software to an open platform, thereby protecting their legacy systems and reducing the costs and business interruptions associated with system upgrades.

     Global Service and Support. The Company provides a high level of global service and support as a critical component of its enterprise-wide applications software. The Company offers product service and support by highly trained and dedicated personnel through its software development and support facility in India in addition to local support. The Company believes its investment in worldwide customer support services and user groups facilitates customer communication and feedback, enhancing customer satisfaction and engendering long-term customer relationships.

THE AREMISSOFT STRATEGY

     The Company's primary business objective is to strengthen its position in each of the Vertical Markets as a leading provider of enterprise-wide applications software. The key elements of the Company's business strategy include the following:

     Target Tier II and Tier III Organizations. The number of organizations in the Tier II and Tier III markets is significantly larger than Tier I, which affords the Company opportunities to expand its customer base. In addition, the Company's software products are suited to the needs of Tier II and Tier III organizations because they are generally less expensive and have significantly shorter sales cycles and implementation periods than products marketed to Tier I organizations, which typically require implementation periods in excess of one year. Moreover, unlike the Tier I market, the Tier II and Tier III markets are not easily penetrated by large software vendors who face difficulty in scaling monolithic applications to fit the needs of Tier II and Tier III organizations. In addition, large software vendors cannot offer cost savings, rapid implementation and ease of integration and maintenance, benefits that are particularly important to Tier II and Tier III customers. The Tier II and Tier III markets are also not dominated by one or more vendors of enterprise-wide applications software, providing the Company with significantly greater internal growth and acquisition opportunities.

     Focus on Strategic Vertical Markets. The Company believes there are significant opportunities to increase its presence and expand its customer base within the healthcare, manufacturing, hospitality and construction industries. The Company has targeted these markets because they (i) enhance the Company's substantial expertise in each market, (ii) provide international marketing opportunities which increase the potential for global growth and (iii) have common software application functional requirements which enable the Company to leverage the use of the Aremis Architecture.

     Shift Operations To Low Cost Environments Utilizing Communication Technology. AremisSoft believes it has a significant competitive advantage in its ability to use its software development and support facility in India for product development, product rejuvenation and administrative functions. The Company intends to increase utilization of its India software development and support facility to achieve further cost efficiencies without sacrificing quality. In 1997, the Company also established a satellite wide area network ("WAN") link between the Company's India operations and each of its other offices to increase operating efficiency and enhance communications throughout the Company's operations.

     Leverage the Company's Investment in the Aremis Architecture. As an integral part of its business strategy, the Company intends to continue to invest in the development of new technologies and products to address the evolving needs of its customers. The Company believes that the Aremis Architecture enables it to respond to and incorporate new technologies. In addition, the Company's technology strategy is focused on migrating its legacy products to an object-oriented architecture to enable customers to improve interoperability with existing software applications and to deploy and integrate new software applications across their businesses.

     Expand Marketing, Sales, Support and Service. The Company believes there are significant opportunities to expand its market position in existing markets by further developing its sales, marketing and support infrastructure. The Company primarily sells its software products through an overall sales and marketing force of 270 employees in the United Kingdom, United States, Ireland, India, Cyprus, Mexico and Argentina, and indirectly in 12 additional countries. The Company plans to continue to invest significantly in expanding its marketing, sales, support and service in such geographic regions. The Company also believes that prompt and effective service and technical support are essential elements of enterprise-wide applications software. The Company continues to invest in its support infrastructure as evidenced by the establishment of a customer support hotline in each operating division.

     Acquire Related Software Products and Companies. A significant aspect of the Company's growth strategy has been the acquisition of complementary businesses in order to achieve market presence and increase its customer base within the Vertical Markets. The Company's strategy is to rejuvenate the products of acquired businesses utilizing the Aremis Architecture and gradually migrate the customers of acquired businesses to such products. The Company expects that it will continue to rely on acquisitions as a significant part of its growth strategy. The Company believes that significant value can be generated from acquired businesses through rejuvenation of the acquired businesses' products and the eventual migration of the acquired businesses' customers to products based on the Aremis Architecture.

ACQUISITION STRATEGY

     From January 1993 to March 1996, the Company acquired eleven businesses with operations in the Vertical Markets. The aggregate net sales of the acquired businesses (based on net sales for each business during the last completed fiscal year immediately preceding the acquisition translated to United States dollars based on the applicable exchange rate in effect on the date the acquisition was consummated) totaled approximately $24.2 million.

     The following table sets forth certain information concerning the businesses that have been acquired by the Company since January 1993:

                                                                                              CONSIDERATION(1)
   VERTICAL MARKET        NAME OF ACQUIRED BUSINESS     PRINCIPAL LOCATION   DATE ACQUIRED     (IN MILLIONS)
   ---------------     -------------------------------  ------------------   --------------   ----------------
     HEALTHCARE        Genisyst Limited                  United Kingdom        October 1994        $5.00
                       Timemaster Systems Limited        United Kingdom      September 1995         0.90
                       Advanced Medical Systems          United Kingdom        October 1995         1.90

    MANUFACTURING      BEC Group Limited                 United Kingdom          March 1995         4.00
                       Online Systems Inc.               United States           March 1996         0.60

     HOSPITALITY       HotelMaster Limited               United Kingdom        January 1993         0.30
                       IGS Leisure Technology Limited    United Kingdom          March 1993         1.00
                       Hotelier Limited                  United Kingdom           June 1993         0.03
                       Sennen Computers Limited          United Kingdom      September 1993         0.40
                       Infoplan Computers Limited            Cyprus               June 1993         0.50

    CONSTRUCTION       Briter Computer Systems Limited   United Kingdom        October 1995         3.10

---------------
(1) For acquisitions of businesses outside of the United States, consideration figures have been translated to United States dollars based on the applicable exchange rate in effect on the date the acquisition was consummated.

     Although the Company currently has no agreements, understandings or arrangements with respect to any future acquisitions, the Company intends to expand its activities in each Vertical Market globally, including the United States, and may do so through the acquisition of existing businesses, products or technologies.

     The Company's acquisition strategy focuses on the corporate, financial and operational characteristics of both the Company and the acquired business. The Company's acquisition strategy generally involves three phases: Phase I (the pre-acquisition process), during which the Company identifies and analyzes acquisition opportunities, Phase II (the post-acquisition assimilation process), during which the acquired business is integrated into the Company's operations and Phase III (the post-acquisition product rejuvenation process), during which the acquired businesses' products are rejuvenated and eventually migrated to the Aremis Architecture.

  Phase I -- Pre-Acquisition

     During Phase I, the Company identifies potential acquisition candidates and analyzes and evaluates various factors to determine the appropriateness of the acquisition. The Company extensively considers the candidate's products and their applications, application environment and operating platform to assess the potential for rejuvenation of the products utilizing the Aremis Architecture. At the same time, the Company reviews the financial condition of the candidate's business, its market share and competitors as well as its current customers and customer support to evaluate various issues, including (i) whether the candidate can be acquired at an attractive price, (ii) the desirability of the candidate's customers and markets and (iii) the potential for utilizing the Company's existing support and back office functions following the acquisition.

These and other factors are then considered by the Company in making its decision whether to complete the acquisition process.

  Phase II -- Post-Acquisition Assimilation

     During Phase II, the acquired business is integrated into the Company's operations. The first step in Phase II of the acquisition process is to establish a satellite WAN link between the Company's software development and support facility in India and the acquired business. A team within the India facility immediately assumes responsibility within the acquired business for product development, finance and administration through the WAN link. As part of this process, the Company reduces staff in development and administrative functions previously performed by the acquired business. This team in India is primarily responsible for research and development while sharing responsibilities for design and specification with technical personnel in the United Kingdom.

  Phase III -- Post-Acquisition Product Rejuvenation

     During Phase III, the Company begins the process of rejuvenating the acquired businesses' products, transitioning them to the Aremis Architecture. A customer of the acquired business may elect to (i) transition to an AremisSoft product, (ii) upgrade to a rejuvenated legacy product or (iii) continue to utilize its existing legacy product. The Company is sensitive to the acquired business' investment in legacy systems and does not force customers of the acquired business to transition to the rejuvenated products. The Company also continues to support the acquired businesses' legacy products until all customers are transitioned to a rejuvenated or new AremisSoft product. Because the migration process is gradual and, to a large extent, is controlled by the customer, disruption to the customer's operations is minimized.

     The following table illustrates the product rejuvenation process:

                                     CHART

VERTICAL MARKETS

     The Company currently provides customized enterprise-wide applications software for mid-sized organizations in the Vertical Markets. In the United Kingdom, the Company is one of the leading suppliers of enterprise-wide applications software to the healthcare and hospitality industries. As of March 31, 1998, the Company had over 5,000 customers across the Vertical Markets. The Company's customer base is comprised of approximately 2,000 healthcare, 450 manufacturing, 1,200 hospitality and 350 construction customers. The Company also continues to service approximately 1,000 customers across a variety of industries in other countries, primarily in Cyprus and India. For the year ended December 31, 1997, no customer accounted for more than 10% of the Company's total revenues.

     As a result of the acquisitions completed by the Company from January 1993 to March 1996, the Company's customer base in each Vertical Market is in various stages of the migration process to products utilizing the Aremis Architecture. Each of the Company's legacy products was originally acquired as part of an acquisition and subsequently rejuvenated. In the rejuvenation process, the legacy product is enhanced through the utilization and incorporation of the then current features of the Aremis Architecture. New customers in each of the Vertical Markets have been sold rejuvenated products and updated versions of such products, while existing customers of the acquired business have been permitted to migrate to the rejuvenated product line at their own pace. As a result, the Company's product line in each of the Vertical Markets consists of
(i) legacy products of acquired businesses that have not been rejuvenated, (ii) legacy products of acquired businesses that have been rejuvenated and incorporate certain features of the Aremis Architecture and (iii) new products, including those under development, that incorporate all or a substantial portion of the features of the Aremis Architecture. In each of the Vertical Markets, the Company markets rejuvenated and new products, and provides service and support for legacy products that have not been rejuvenated.

     The Company's new product offerings in each of the Vertical Markets consist of products that incorporate all or substantially all of the benefits of the Aremis Architecture, which include object-oriented technology, seamless interface with Internet and intranet technologies, full Windows compatibility, ODBC compliance, transparent access to information from both CUI and GUI terminals and Year 2000 and Euro compliance.

     Within each of the Vertical Markets, the Company has adopted a sales and marketing strategy that targets end user needs. This strategy includes advertisements in leading trade publications, participation in trade shows and sponsorship of user groups. In addition, the Company has developed corporate sales and marketing materials as well as general financial and technical materials that are distributed to each of the Company's subsidiaries for inclusion in their sales materials, thereby promoting a consistent portrayal of the Company's image and products.

     The Company markets its products primarily through a direct sales force in each of the Vertical Markets. In the manufacturing and hospitality industries, the Company also relies to a limited extent on distributors to sell the Company's products. The Company's senior management is typically involved in the marketing process on contracts with a potential value of $500,000 or more. The sales cycles for the Company's products vary across each Vertical Market depending on many factors, including the size of the customer's organization, the number of individuals within the organization who are involved in the purchasing decision, whether the potential customer has retained a consultant to assist in the purchasing decision, the status of the customer's implementation of a hardware system and the degree of implementation, consulting and training required. Contracts of $500,000 or more tend to have a longer sales cycle than those under $500,000.

     The enterprise-wide applications software market, including the market for client/server-based systems, is intensely competitive and rapidly changing. The competition that the Company encounters varies across and within each market depending upon, among other things, the customer's size and specific system requirements. The principal competitive factors affecting the market for the Company's software products are responsiveness to customer needs, product architecture, functionality, speed of implementation, ease of integration, performance, features, quality and reliability, breadth of distribution, vendor and product reputation, quality of customer support and price. The Company believes that it has competed effectively to date on the basis of these factors, particularly on its reputation for high quality service and support and its ability to provide lower cost implementations.

     For each of the last three years, revenues in each of the Vertical Markets as a percentage of the Company's total revenues were as follows:

                                                              1995    1996    1997
                                                              ----    ----    ----
Healthcare..................................................  51.9%   47.2%   43.6%
Manufacturing...............................................  15.4    16.1    22.4
Hospitality.................................................  29.4    22.0    22.4
Construction................................................   3.3     9.7     7.8
Other.......................................................   0.0     5.0     3.8
                                                              ----    ----    ----
         Total..............................................   100%    100%    100%
                                                              ====    ====    ====

HEALTHCARE

     The healthcare industry in the United Kingdom, Europe and North America is characterized by government regulation and rising healthcare costs. Rising costs have resulted in pressures to reduce costs without sacrificing the quality of care and have caused significant legislative and regulatory changes in the healthcare industry. The pressure to reduce costs has encouraged physicians to join group practices to share administrative costs and achieve economies of scale. The Company believes that this movement toward group practices has accelerated the trend toward automation, as group practices require more efficient and productive management systems. Physician practice management systems are now available that automate insurance processing and third party claims, store clinical information and integrate the operations of physician practices with larger healthcare organizations.

     The healthcare industry in the United Kingdom is regulated by the National Health Service ("NHS"), a government agency. Healthcare services are currently provided primarily through health authorities and general practitioner ("GP") fundholders. Health authorities ensure that the healthcare services provided meet the needs of residents in their designated areas. GP fundholders are groups of physicians who combine practices to manage a budget for staff, provide hospital referrals, drug costs, community nursing services and management costs. Groups of GP fundholders who work together and pool their budgets are known as "Multifunds".

     After April 1, 1999, the GP fundholding structure is expected to terminate and be replaced by newly created primary care groups ("Primary Care Groups"). Each Primary Care Group is expected to be responsible for approximately 100,000 individuals within a certain territory, based on natural geographical communities and will have a budget based upon its territory's population and available resources.

     The Company's healthcare products sold in the United Kingdom are regulated by the NHS through an accreditation process. Requirements for Accreditation ("RFA") was first introduced in April 1993 and the current version, RFA4, was reprinted in April 1998. RFAs ensure that computer systems provide consistent core functionality and conform to NHS standards. It was recommended that existing systems be upgraded and that health authorities and GP fundholders would only be reimbursed for the cost of such systems if they were accredited to RFA4. The Aremis Architecture is accredited to RFA4.

     In July 1998, a new Information Management and Technology Strategy ("IMTS") is expected to be published by the NHS. The IMTS is expected to set the information technology standards for the next seven years, including specifications for Primary Care Groups. The purpose of the IMTS is to ensure that all Primary Care Groups will have in place an auditable clinical system with the ability to provide management information. In addition, the NHS recently recommended that major investments in information technology systems to support Primary Care Groups not be made before the IMTS is published. As a result, the Company anticipates that it may experience a delay in customer purchases of its healthcare products pending such publication. See "Certain Considerations -- Government Regulation of Healthcare Product Specifications."

     The IMTS is expected to be the basis for drafting an updated RFA, which will be referred to as "RFA5." The Company is actively involved with the NHS in the development of the new specifications. The Company believes it is well-positioned to respond to the new specifications and provide its existing and potential customers in the healthcare industry with enterprise-wide applications software that will meet their specific needs and comply with applicable requirements. In the future, the NHS is expected to only reimburse physicians groups for purchases of information technology systems that meet RFA5 accreditation criteria.

     The information technology group of the NHS is also working on a project called PRODIGY, the purpose of which is to test the concept of computer-aided support for physician prescribing decisions. PRODIGY's proposed computer system would contain advice on therapeutic options and is intended to work in tandem with existing physician clinical systems. The system provides decision support to the physician immediately after an initial diagnosis has been made by presenting a prescribing recommendation on the condition diagnosed. It is anticipated that the NHS will specify system requirements for computer aided decision support as part of RFA5. The Company is one of five organizations involved in preparing the specifications.

     HEALTHCARE PRODUCTS

------------------------------------------------------------------------------------------------------------
         NEW PRODUCTS                   REJUVENATED PRODUCTS                      LEGACY PRODUCTS
------------------------------------------------------------------------------------------------------------
  Global Clinical System for           Global Clinical System                        AMSyS-v4
            Windows                           AMSyS-v5                       Genisyst Clinical System
                                            Genisyst 2.8                            GENI Links
                                           Genisyst 4 (NT)                             GENI
                                                CHARM
                                         Fundman Windows 95
                                         Fundman Windows 3.1
                                             Fundholding
                                               Infolog
------------------------------------------------------------------------------------------------------------
 To be released in late 1998        1,939 installed customers(1)            560 installed customers(1)
------------------------------------------------------------------------------------------------------------

(1) Certain customers of the Company have been licensed more than one product or one version of a product and, as a result, are represented more than once in the number of installed customers.

     Global Clinical System for Windows ("GCS for Windows") is currently under development and is expected to be released in the fourth quarter of 1998. GCS for Windows operates on a PC/NT platform and provides healthcare providers with a navigation system for managing medical and administrative tasks routinely encountered by physicians, physician groups and community hospitals. GCS for Windows is a Windows-based integrated clinical system compatible with both Windows 95 and Windows 3.1, facilitating integration with other systems. It utilizes many features of the Aremis Architecture, incorporating touch screen, voice recognition and video conferencing technologies. GCS for Windows consists of nine fully-integrated application modules.

     Global Clinical System ("GCS") operates in Windows 95 and contains the same application modules as GCS for Windows. Because GCS does not incorporate object-oriented technology, it is expected to be gradually phased out when GCS for Windows is released.

     The following table describes the main application modules of GCS for Windows and GCS and their primary customer benefits:

                APPLICATION MODULES                               PRIMARY CUSTOMER BENEFITS
                -------------------                               -------------------------
       -    Administration Manager        - Contains all basic patient record information such as name, age, sex and address
       -    Consultation Manager          - Delivers an electronic patient record to the clinician's desktop, providing the user with the significant medical history of the patient, consultation history, test results and tests due
       -    Prescription Manager          - Provides access to the user's 40 most commonly prescribed drugs, as well as information on generic types, preferred drugs, packaging and costs
       -    Appointment Manager           - Creates an appointment calendar for multiple physicians across various specialties, tracks patient visits, prints details and produces statistical reports for physicians
       -    Reporting                     - Generates reports specific to a practice or health authority, based on a number of factors such as age, sex, patient profile
       -    Training                      - Provides state-of-the-art training techniques from the user's screen
       -    Communications                - Enables a facility to link its system to the NHS intranet, the local hospital and the health authority
       -    Word Processing               - Allows users to incorporate data from other modules into letters and referrals
       -    Dispensing                    - Enables the cost effective issuance of drugs and prescriptions

     AMSyS-v5 is a DOS-based clinical system released by the Company as a product rejuvenation for AMSyS-v4 customers. AMSyS-v4 was acquired by the Company in connection with the acquisition of Advanced Medical Systems Limited in 1995 and subsequently rejuvenated. AMSyS-v5 incorporates primarily the same application modules as GCS but in a non-Windows format and operates alone or in a PC/LAN environment.

     Genisyst 2.8 and Genisyst 4(NT) are both rejuvenations of a product acquired by the Company in connection with its 1994 acquisition of Genisyst Limited. Both products incorporate functionality similar to GCS and provide a nondisruptive transition for customers to new products until these products are phased out.

     CHARM is a UNIX-based system primarily developed for community hospitals and is principally used by physicians to manage home healthcare visits conducted by health and social workers. CHARM consists of a central database that allows the user to collect and maintain patient data and treatment information. The software is installed on palm tops, which allows users to collect data in the field and later upload the information into the central database. The Aremis Architecture version of CHARM is under development and is expected to be released within the next two years.

     Fundholding and Fundman are accounting applications software. Fundholding is a multi-user accounting system designed to operate in accordance with the NHS Fundholding business model. All accounting modules are integrated with various software applications, reducing the administrative costs associated with operating a group practice in the Fundholding system. Fundman is a Windows-based consolidation system for multifund physician practices and contains a total purchasing module, which is expected to be the prototype model for the new IMTS specifications.

     Infolog is a hand held terminal which is used for remote data capture by physicians and home healthcare providers. Infolog is a support product used by licensees of the Company's GCS, Fundman and Fundholding products and enables electronic data capture, resource management and contract/logistics management for physicians and home healthcare providers. As of March 31, 1998, the Company has sold approximately 5,000 units, used by approximately 3,500 healthcare providers.

     HEALTHCARE SALES AND MARKETING

     The Company's healthcare products are marketed and distributed to organizations in the healthcare industry through a dedicated sales force of 19 employees in three offices. The healthcare marketing team is managed by a sales director who allocates geographic territories among sales executives. The Company is also exploring marketing opportunities in the healthcare industry in European countries with healthcare industry models similar to that in the United Kingdom, such as Denmark and Belgium.

     In the United Kingdom, demand for the Company's products is generated by the Company through contacts with physicians, physician groups and regulatory authorities. In addition, the NHS sponsors a number of strategic initiatives which can result in significant sales once product specifications are determined. The NHS also underwrites a percentage of major information technology initiatives which effectively reduce operating costs for physicians and Primary Care Groups.

     Sales cycles for the Company's healthcare products vary depending upon, among other things, the degree of integration, consulting and training required and the status of the customer's implementation of a hardware system. The typical sales cycle is one to three months from the time an initial sales presentation is made to a prospective customer to the time a purchase order is received by the Company. License fees for GCS products range from approximately $20,000 for single users to $150,000 for multiple user systems, depending upon the number of applications licensed. License fees for other rejuvenated products vary depending on the product but are generally lower than GCS license fees.

     HEALTHCARE CUSTOMERS

     The Company is recognized as one of the top four suppliers of enterprise-wide applications software to physicians and physician groups in the United Kingdom. The Company currently has approximately 2,000 healthcare customers in the United Kingdom. The following is a list of representative customers as of March 31, 1998:

Birmingham Multifund                    Kingston & Richmond Multifund
Southampton Multifund                   Potteries Healthcare
Blackburn National Health Trust         Lambeth and Lewisham Multifund
Dudley Multifund                        BHB Hospital Trust
Durham Multifund                        South Wales GP Group (120 practices)

     HEALTHCARE COMPETITION

     The Company's main competitors in the healthcare industry in the United Kingdom include Egton Medical Information Services ("EMIS"), Reuters Group plc, AAH Meditel, GPASS, HCSL, Exeter Systems, Medical Care Systems, Microtest Europe Limited, PCTI Solutions Ltd. and Seetec Medical Systems. The principal competitive factors affecting the market for the Company's products in the healthcare industry in the United Kingdom are the ability to produce products to market in relatively short periods of time and in compliance with the requirements of physicians, physician groups, community hospitals and applicable government regulations, including the specifications of the NHS, access to reliable software support and system implementation and maintenance costs. As with other markets, the United Kingdom healthcare market has moved toward open systems and standardized platforms, which the Company believes could draw new competitors into the market. This could favor competitors with overseas operations who can achieve economies of scale. In view of the increased complexity of NHS specification requirements, the number of enterprise-wide applications software suppliers in the market may also be significantly reduced.

     MANUFACTURING

     With the globalization of markets and increased competitive pressures for lower production costs, improved product quality and performance, shortened product development and delivery cycles, manufacturers around the world have become increasingly dependent on enterprise resource planning ("ERP") systems. ERP systems permit enterprise-wide management of material and human resources and the integration of sales, forecasting, component procurement, inventory management, manufacturing control, project management, distribution, transportation, finance and other functions across a manufacturing organization. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers and suppliers. The shortening of product life and demand cycles creates significant risks to manufacturers who need to make quick, accurate decisions with respect to demand, purchases and production volumes in order to maximize production and minimize any materials or product obsolescence. These challenges require highly efficient processes and smooth integration of the enterprise from supply chain to sales and marketing channels. As a result, many manufacturers have begun to restructure their critical business processes and their organizational structures to be able to accommodate rapid changes in the marketplace.

     In recent years, ERP systems have been developed with client/server architectures. These systems generally offer users easier access to information, as well as multi-site processing capabilities. In addition, as compared to host-centric systems, client/server environments are better able to accommodate diverse hardware, software and network technology changes that can result from rapid organizational growth, acquisitions and consolidations. However, such systems are inherently complex and generally require lengthy and costly implementation efforts, extensive user training and substantial ongoing support. Accordingly, the Company believes there is a substantial market opportunity for ERP applications that offer quick and measurable results, reduce risks associated with implementation and modification and lower overall cost of ownership. These solutions should consist of an integrated suite of ERP applications and services that offer the reliable performance, ease of implementation and ease of management available in host-centric systems as well as the flexibility to support multi-site, multi-supplier, multi-platform environments found in client/server systems. The Company's ERP applications products are designed to meet the challenges faced by manufacturers in today's marketplace by providing users with full ERP capability and broad functionality across a variety of sectors in the manufacturing industry.

     MANUFACTURING PRODUCTS

----------------------------------------------------------------------------------------------------------------
           NEW PRODUCTS                     REJUVENATED PRODUCTS                      LEGACY PRODUCTS
----------------------------------------------------------------------------------------------------------------
           MTMS Windows                         MTMS Enquiry                               MTMS
           MTMS CoPilot                         MTMS Insight
----------------------------------------------------------------------------------------------------------------
    35 installed customers(1)              350 installed customers                65 installed customers
----------------------------------------------------------------------------------------------------------------

(1) Represents MTMS CoPilot customers only.

     MTMS Windows, the most recent version of the Company's manufacturing products, is a Windows-based fully-integrated enterprise-wide management and control system which provides full ERP capabilities and broad functionality. MTMS Windows contains 13 main application modules and over 1,200 programs and incorporates all features of the Aremis Architecture. It is expected to be released in the fourth quarter of 1998.

     MTMS consists of an integrated enterprise-wide management and control system which provides full ERP capabilities and broad functionality and operates in a DOS format. MTMS was acquired in connection with the Company's 1995 acquisition of BEC Group Limited and subsequently rejuvenated. MTMS contains the same application modules and programs as MTMS Windows.

     The following table describes the main application modules of MTMS Windows and MTMS and their primary customer benefits:

         APPLICATION MODULES                                   PRIMARY CUSTOMER BENEFITS
         -------------------                                   -------------------------
- Manufacturing Data Management        - Enables the creation and access of parts details, bills of material, process routes and any other resources that are fundamental to the control of the manufacturing process
- Production Planning                  - Assists in the control of production via daily targets with actual inventory and labor entries
- Resource Planning                    - Allows the preparation of corporate business plans and undertaking of thorough planning using the key resource planning module
- Production                           - Facilitates ordering and controlling work in progress throughout production
- Inventory and Stores                 - Allows the user to define and control inventory requirements, record unplanned inventory movements, track inventory in all stages of the manufacturing process and generate product forecasts, which in turn can be used in creating the master schedule
- Purchasing                           - Allows users to fully integrate purchase orders, material requirements planning, quality control and purchase invoice validation
- Sales                                - Provides the user with optional methods of entering purchase orders to accommodate the different requirements across the manufacturing industry
- Marketing                            - Assists the user in processing sales leads prior to quotation and producing selective mailings to prospective customers with active follow-up
- Financial Management                 - Provides year-end and interim financial reporting for a variety of accounts, including inventory, fixed assets and contracts
- System Software                      - Provides the framework upon which the MTMS customer implementation is built and maintained; includes modules to parameterize system functions, set defaults and provide options for creating and maintaining basic system data
- Quality Control                      - Provides users with a set of comprehensive modules for managing quality control of raw materials and finished products
- Environment                          - Contains the control mechanism to support a range of database facilities

     MTMS CoPilot is a project management package currently offered by the Company that integrates the MTMS and MTMS Windows products within the enterprise. MTMS CoPilot reconfigures MTMS functions to fit a customer's business model and customizes the appearance and behavior of the system in line with the customer's business procedures. The Company believes that MTMS CoPilot, which allows manufacturing customers to review and improve working practices in a strategic area on a timely basis, is the primary driver of the Company's success with its MTMS products.

     MTMS Enquiry is a Windows-based report writer suite. MTMS Enquiry is designed to interact with the Company's MTMS products, enabling users to create sophisticated reports and make inquiries in a single, unified Windows-based graphical environment.

     MTMS Insight is a Windows-based information management system that provides users with high speed, graphical navigation of multidimensional information. MTMS Insight is designed to interact with the Company's MTMS products to provide users with multidimensional reporting and analysis capability. With MTMS Insight, a user can create numerous graphs, charts and reports based on MTMS data.

     MANUFACTURING SALES AND MARKETING

     The Company distributes its products directly in the United Kingdom, United States, Argentina and Mexico through a direct sales force of 12 employees in five offices and utilizes distributors in 14 additional countries. The Company does not grant exclusive distribution rights to any of its distributors and carefully manages its sales territories to avoid conflicts between distributors. Products sold through distributors are generally supported by the Company through a maintenance agreement between the Company and the distributor.

     Sales cycles for the Company's manufacturing products vary substantially depending on, among other things, the size of the organization, the degree of integration, consulting and training required, the status of the customer's implementation of a hardware system and whether the customer has employed a consultant to assist it in its purchasing decisions. The MTMS sales cycle is generally three to nine months from the time an initial sales presentation is made to a prospective customer to the time a purchase order is received by the Company. License fees for MTMS products range from approximately $50,000 to $500,000 depending upon the size of the customer and number of applications licensed. The license fees for MTMS Enquiry and MTMS Insight are approximately $1,100 per user. MTMS CoPilot is an MTMS implementation tool and is not licensed separately. It is licensed with MTMS for an additional $15,000.

     MANUFACTURING CUSTOMERS

     The Company is becoming a significant supplier of ERP software to mid-sized organizations in the United Kingdom and Europe and markets its manufacturing products in 18 countries worldwide. Within the manufacturing industry, the Company has a significant presence in a number of subvertical sectors including machinery, transportation, chemicals, food and beverage, fabricated metal products and textiles. The Company has approximately 450 manufacturing customers in 18 countries. The following is a list of representative customers as of March 31, 1998:

               Nabisco Biscuit Co.                        Watts Industries Europe BV
               Telefon AB LM Ericsson                     Fernz Corporation Ltd.
               Alcan Aluminum Limited                     Spartan Electronics Florida Inc.
               ABB Kent plc                               Tomkins Group plc
               Joy Mining Machinery                       Kvaerner Energy Ltd.
               Rotork Controls, Ltd.                      Rheem Manufacturing Company

     MANUFACTURING COMPETITION

     The Company's principal competitors in the manufacturing industry include QAD Inc., FOURTH SHIFT CORPORATION, Symix Systems, Inc., DataWorks Corporation, MDIS Group plc and a number of smaller independent companies that have developed or are attempting to develop advanced planning and scheduling software which complement or compete with enterprise-wide applications software or manufacturing resource planning applications. The Company also believes that large enterprise-wide applications software vendors such as Oracle Corporation, SAP AG, Baan Company N.V., and PeopleSoft, Inc. are increasing their marketing efforts to mid-sized manufacturing companies. The principal competitive factors affecting the market for the Company's products in the manufacturing industry are product functionality, ease of implementation, customer service, training and price.

HOSPITALITY

     The Company's hospitality customers are primarily comprised of hotels, motels and inns which seek property management systems that allow staff access to reservation data, guest histories and demographics, simplify check-in and check-out procedures, automate maintenance and housekeeping schedules and provide information regarding guest preferences. Property management systems can also consolidate data from restaurants, bars and other points of sale, which helps to achieve greater accuracy and fewer delays for guests. One of the most significant aspects of property management systems is their ability to trace the source of existing business, identify potential sources of new business and forecast how often a given guest, or type of guest, will use the establishment in the future. The Company believes that its customers in the hospitality industry require systems that are capable of managing guest requirements while, at the same time, providing access to information which assists the customer in its sales and marketing efforts.

     HOSPITALITY PRODUCTS

-------------------------------------------------------------------------------------------------------
          NEW PRODUCTS                   REJUVENATED PRODUCTS                  LEGACY PRODUCTS
-------------------------------------------------------------------------------------------------------
         Aremis 4.0 PMS                  IGS Hotel (Version 3)                    IGS Hotel

                                        IGS Hotel (Version 2.5)                 AccountMaster
                                       IGS Hotel (Version 1.xx)                  HotelMaster
                                             AccountMaster
-------------------------------------------------------------------------------------------------------
   To be released in late 1998          850 installed customers            350 installed customers
-------------------------------------------------------------------------------------------------------

     Aremis 4.0 Property Management System ("Aremis 4.0 PMS") is an enhanced version of IGS Hotel and is expected to be released in the fourth quarter of 1998. Aremis 4.0 PMS is a comprehensive hotel property management system that can be dynamically configured to match the customer's business model. It offers a wide range of functionality for both the front and back office operations in a hotel and incorporates all features of the Aremis Architecture. Aremis 4.0 PMS can be fully integrated with Microsoft Office. An attractive feature of Aremis
4.0 PMS is that its scalability will allow the Company to target customers that have in excess of 500 rooms at a given site. Aremis 4.0 PMS consists of six main application modules.

     Aremis 4.0 PMS can also be used as a marketing tool for hotels, providing its users with a comprehensive database of guest profiles and histories. From the database, the system can be used to generate personalized letters and other mailings to corporations and individuals in the database. The database also enables the user to develop marketing strategies aimed at corporate guests and other types of marketing campaigns. The information available through Aremis 4.0 PMS allows the hotel to offer a higher level of service through guest recognition and to target preferred guests during particular periods through directed marketing efforts.

     IGS Hotel Property Management System (Version 3) ("IGS Hotel") is a client/server based comprehensive hotel property management system that offers a wide range of functionality for both the front and back office operations in a hotel and operates in a DOS format. It is a rejuvenation of a product acquired in connection with the Company's 1993 acquisition of IGS Leisure Technology Limited. Similar to Aremis 4.0 PMS, IGS Hotel consists of six main application modules and can be used as a marketing tool.

     The following table describes the main application modules of Aremis 4.0 PMS and IGS Hotel and their primary customer benefits:

         APPLICATION MODULES                                   PRIMARY CUSTOMER BENEFITS
         -------------------                                   -------------------------
- Front Office                         - Assists hotels in managing its front office operations from the point of reservations until check out
- History & Marketing                  - Provides hotels with key profile information on guests and prospects
- Conferencing & Banqueting            - Assists hotels in organizing events and facilitates the complex reservation process, consolidating billing statements and maintaining detailed information on guests and events
- Point of Sale (Restaurant & Bar)     - Provides automatic and direct settlement of restaurant and bar charges onto the appropriate account; advanced inventory module also controls all aspects of the catering process
- Interfaces                           - Allows hotels to interface with a wide range of high quality third-party hardware and software systems such as room access control systems, telephone systems, television systems, mini-bar systems and in-room fax facilities
- AccountMaster                        - Provides hotels with a comprehensive range of management accounting and reporting software designed specifically for the hospitality industry

     AccountMaster is a rejuvenation of a product which was acquired by the Company in connection with the 1993 acquisition of HotelMaster Limited. It provides hotels with a basic accounting system tailored for the hospitality industry and includes functions such as tracking profit and loss and inventory, generating numerous reports, including a general ledger, sales ledger and audit reports, and creating receipts.

     HOSPITALITY SALES AND MARKETING

     The Company's hospitality products are marketed and distributed to mid-sized organizations in the hospitality industry in the United Kingdom, Ireland, Cyprus and India through a direct sales force of 12 employees in two offices. Each sales team is managed by a sales director who allocates geographic territories among sales executives. In the Channel Islands and Scotland, the Company also utilizes distributors on a nonexclusive basis.

     Sales cycles for the Company's hospitality products vary substantially depending on, among other things, the size of the organization, the degree of integration, consulting and training required, the status of the customer's implementation of a hardware system, the number of individuals involved in the purchasing decision and whether the customer has retained a consultant to assist in the purchasing decision. The sales cycle for IGS Hotel is three to six months from the time an initial sales presentation is made to a prospective customer to the time a purchase order is received by the Company. License fees for the Company's property management system products range from approximately $11,000 to $1 million, depending on the size of the customer and number of applications licensed. The license fee for AccountMaster is approximately $1,000.

     HOSPITALITY CUSTOMERS

     The Company is a leading supplier of property management systems to hotels in the United Kingdom. AremisSoft currently has approximately 1,200 hospitality customers in the United Kingdom, Cyprus and India, including major hotel chains with multiple sites. The Company's current customer base consists of inns and hotels with 500 rooms or less. The following is a list of representative customers as of March 31, 1998:

                    Forte Group                           Jarvis Hotels plc
                    Whitbread plc (Travel Inn)            Jurys Hotel Group plc
                    Bass plc (Toby Inns)                  Millennium & Copthorne Hotels plc
                    Regal Hotel Group plc                 Thistle Hotels plc
                    Friendly Hotels plc                   Cliveden plc

     HOSPITALITY COMPETITION

     In the hospitality industry, the Company's principal competitor in the United Kingdom is Innsite Hotel Services Ltd. With respect to the other markets in Europe in which the Company sells its products, the principal competitor is MICROS-Fidelio International. The principal competitive factors affecting the market for the Company's products in the hospitality industry are product functionality, ease of implementation and use, return on the customers' investment, customer service, training and price.

CONSTRUCTION

     Historically, the construction industry in the United Kingdom has been characterized by fragmentation, lack of investment in technology, focus on cost rather than quality and a lack of standardization with respect to contracts, insurance and related matters. As a result, significant changes in the United Kingdom construction industry have begun to occur and more are expected to occur in the future. Many of these expected changes focus on improving efficiency and incorporating information and communication technology into the decision-making and control processes.

     Businesses in the construction industry typically seek enterprise-wide applications software that provides purchasing control, inventory, estimating, job costing, project management, purchase orders, invoicing, accounting, service and maintenance, payroll, inventory control and sales and marketing functions. As a result, the Company believes that many organizations in the construction industry are shifting away from in-house applications toward more sophisticated, third-party enterprise-wide applications software. In addition, the Company believes that a substantial number of organizations in the construction industry are seeking solutions related to Year 2000 and Euro compliance and plan to upgrade or replace their existing information technology systems.

     CONSTRUCTION PRODUCTS

----------------------------------------------------------------------------------------------------------------
         NEW PRODUCTS                     REJUVENATED PRODUCTS                        LEGACY PRODUCTS
----------------------------------------------------------------------------------------------------------------
        ViXEN Windows                       ViXEN Plus & ODBC                              ViXEN
----------------------------------------------------------------------------------------------------------------
 To be released in late 1998             60 installed customers                   300 installed customers
----------------------------------------------------------------------------------------------------------------

     ViXEN Windows, the most recent version of the Company's ViXEN Contracting System is a fully-integrated Windows-based management and control system designed specifically for contracting companies across a variety of industries. It incorporates many features of the Aremis Architecture, including ODBC compliance and GUI. ViXEN Windows consists of 13 fully-integrated main application modules and over 600 programs. It is expected to be released in the fourth quarter of 1998.

     ViXEN Plus & ODBC ("ViXEN Plus") is a UNIX-based management and control system for contracting companies consisting of an integrated, modular system which offers broad functionality. ViXEN Plus is a rejuvenation of the ViXEN product acquired by the Company in connection with the Company's 1995 acquisition of Briter Computer Systems Limited. The product was rejuvenated to operate in a multi-user environment and consists of the same main application modules as ViXEN Windows.

     The following table describes the main application modules of ViXEN Windows and ViXEN Plus and their primary customer benefits:

         APPLICATION MODULES                                   PRIMARY CUSTOMER BENEFITS
         -------------------                                   -------------------------
- Services and Maintenance             - Controls various aspects of servicing and maintaining equipment and facilities, allowing users to record and manage numerous customer address and plant equipment parameters
- Job Costing                          - Enables users to record and analyze costs of each job; is the hub of the ViXEN contracting system and is fully-integrated with each other application module
- Purchase Orders                      - Allows users to produce printed orders, to calculate prices and discounts automatically and to record the value of outstanding orders as part of work in progress
- Estimating                           - Enables users to create a quote based on the resources required for the job and to perform sensitivity analyses based on changes in labor rates, overhead, task factors, wastage, allowances, increased cost percentages and desired profit margin
- Inventory Control                    - Allows users to maintain control of inventory changes by providing detailed information on inventory levels, goods ordered from suppliers and incoming and outgoing transactions
- Price File Database                  - Provides users with instant access to current prices on frequently used products for a variety of purposes, including estimating, material requisitions, purchase orders, inventory control and small works invoicing
- Client Reconciliation                - Assists users in the complex tasks of recording, reconciling and accounting for interim applications, client certificates, deferred value-added taxes and discounts and retentions on contracts
- Subcontractor Reconciliation         - Provides the same functionality for subcontractors as Client
                                       Reconciliation provides for contractors
- Sales Ledger                         - Allows users to automatically post invoices through the Job Costing module and to analyze sales
- Purchase Ledger                      - Allows users to log invoices, validate input data, specify payment options, make automatic payments and produce invoices and checks
- Nominal Ledger                       - Provides users with extensive reporting modules in a variety of formats based on a user-defined structure
- Payroll                              - Processes the wage and salary payments of various types of employees
- System Management                    - Embraces a range of necessary features, integrating other ViXEN modules in a UNIX environment

     CONSTRUCTION SALES AND MARKETING

     The Company distributes its construction products through a direct sales force of six employees in two offices. Similar to the Company's marketing strategy in the healthcare and hospitality markets, the sales force is divided into teams, each of which is managed by a sales director who allocates geographic territories among sales executives.

     Sales cycles for the Company's construction products vary substantially depending on, among other things, the size of the organization, the degree of integration, consulting and training required, the status of the customer's implementation of a hardware system and whether the customer has retained a consultant to assist in the purchasing decisions. The sales cycle for ViXEN Windows is six to 12 months from the time an initial sales presentation is made to a prospective customer to the time a purchase order is received by the Company. License fees for a ViXEN contracting system range from approximately $80,000 to $500,000 depending on the size of the customer and the number of applications licensed.

     CONSTRUCTION CUSTOMERS

     The Company is a major supplier of enterprise-wide applications software to the electrical/mechanical contracting sector of the construction industry in the United Kingdom. Ten of the recently privatized electricity supply companies (seven of which are now owned by United States companies) in the United Kingdom are customers of the Company, together with most of the major electrical and mechanical contracting companies representing a customer base of over 350 contractors. The following is a list of representative customers as of March 31, 1998:

London Electricity plc         Midlands Electricity plc
Southern Electric plc          Norweb Contracting
East Midlands Electricity      South Western Electricity
Yorkshire Electricity          N G Bailey & Co., Ltd
CWS Engineering Services Ltd.  ROMEC

     CONSTRUCTION COMPETITION

     In the construction market, larger competitors tend to operate across the entire construction spectrum and offer enterprise-wide applications software to suit every division, such as construction, contracting, security and service and maintenance. The Company's principal competitors in the construction industry are Misys plc, FCG Computer Systems/Red Sky Software Ltd., MicaBuild Products, Estimation Inc., Database, and Engineering Technology. The principal competitive factors affecting the market for the Company's products in the construction industry are the ability to collect marketing data, effective organization of pricing and buying information, accurate invoicing and profit control.

PRODUCT DEVELOPMENT AND QUALITY ASSURANCES

     Since its formation, the Company has made substantial investments in research and development. New generations of software products are continually being designed and developed to provide improved performance and greater functionality while utilizing the most recent proven technology.

     The Company maintains research and development centers in both the United Kingdom and India. The Company's operation in the United Kingdom concentrates primarily on new product design and prototyping using the Aremis Architecture. Coding, integration and testing are performed at the Company's software development and support facility in India where employees are divided into teams for each Vertical Market. The Company's teams in India also focus on enhancements and error corrections to existing products.

     Use of the software development and support facility in India provides AremisSoft with access to highly skilled software engineers. In contrast, the available pool of appropriately skilled software professionals in Europe and the United States is decreasing as a result of Year 2000 and other projects including, the conversion to the Euro. Further, the cost of recruiting and training software developers in C++ and Java is substantially more expensive in Europe and North America. The Company believes its facility in India provides it with a significant advantage over its competitors in Western Europe and the United States, even with the additional communications and management overhead associated with remote development.

     All of AremisSoft's employees in India are full-time employees. The Company does not employ contractors or fixed term temporary personnel in India. In order to retain key personnel the Company operates a number of incentive programs, including subsidized housing, car allowances, and generous overseas allowances and bonuses for employees working on special projects. Currently, the Company utilizes a three-shift system at its facility in India, thereby allowing the Company to ensure key projects are delivered on time and to specification and facilitating customer access to software staff. The Company's software engineering research division also evaluates and develops new technologies and methodologies for the future benefit of the Company's broad range of products. Currently, these include hand held, EDI, imaging, Internet/intranet, voice activation, touchscreen and multimedia technology.

CUSTOMER SERVICE AND SUPPORT

     The Company provides the following services to its customers in an effort to promote rapid and efficient implementation, product consultation and technical support:

     Installations and Training. Installations are planned and overseen by specialist project managers in accordance with customer requirements and pre-installation consultation is provided when necessary. The Company offers a fully-integrated training program to support customer implementation of the Company's products to help ensure successful installations.

     Customer Support. The Company provides a high level of customer support through its software development and support facility in India in addition to the local support provided on a daily basis. Support and product information are also provided through the Company's Web page. In addition, the Company supports user groups in the United Kingdom and North America to enhance the support and development of the Company's products as well as its image.

     Business Review Services. AremisSoft recently introduced a business review service to ensure that its customer organizations recognize and respond to market trends. These reviews assess the factors influencing the performance of a business with respect to the management of required information services. As part of the service, the Company produces a comprehensive report containing recommendations for change and the related costs and benefits.

PROPRIETARY RIGHTS AND LICENSING

     The Company's success is dependent upon its proprietary technology and other intellectual property. The Company has no patents or pending patent applications. The Company relies primarily on a combination of the protections provided by applicable copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its rights in its software. The Company believes that the foregoing measures afford only limited protection. Despite the Company's efforts, it may be possible for third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, no assurances can be given that the Company will be able to protect its proprietary software against unauthorized third-party copying or use, which could adversely affect the Company's competitive position. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a problem. No assurances can be given that the Company's competitors will not independently develop technology similar to that of the Company. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition. See "Certain Considerations -- Intellectual Property Rights."

     The Company enters into license arrangements that provide for the nonexclusive license of the Company's software. The Company's license agreements generally allow the use of its software solely by the customer for internal purposes without the right to sublicense or transfer the software to third parties. Such licenses generally are perpetual, but subject to termination for breach or on notice, and contain confidentiality and nondisclosure provisions, a limited warranty covering the software, and indemnification for the customer from any infringement action related to the software.

     Although the Company is not aware that any of its products infringes upon the proprietary rights of third parties, no assurances can be given that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. The Company may also initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation were determined in favor of the Company. See "Certain Considerations -- Intellectual Property Rights."

     The Company has in the past and may in the future resell certain software that it licenses from third parties. In addition, the Company may in the future jointly develop software in which the Company will have co-ownership or cross-licensing rights. No assurances can be given that these third-party software licenses will continue to be available to the Company on terms that provide the Company with the third-party software it requires to provide adequate functionality in its products, on terms that adequately protect the Company's proprietary rights or on terms that are commercially favorable to the Company. The loss of or inability to maintain to obtain any of these software licenses, including a loss as a result of a third-party infringement claim, could result in delays or reductions in product shipments until equivalent software, if any, could be identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Certain Considerations -- Intellectual Property Rights."

EMPLOYEES

     As of March 31, 1998, the Company had 520 full-time employees. Of these employees, 295 are based in the Company's offices in the United Kingdom and 165 are based in the Company's software development and support facility in New Delhi, India. The remaining 60 employees are in various facilities in other locations. Of the Company's 295 employees in the United Kingdom, 118 are in the healthcare division, 59 are in the manufacturing division, 84 are in the hospitality division and 34 are in the construction division. None of the Company's employees is represented by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company considers its relationship with its employees to be good and has not experienced any interruptions of operations due to labor disagreements.

CERTAIN CONSIDERATIONS

     This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such a difference include, but are not limited to, those discussed below as well as those discussed elsewhere in this Report.

LOSS HISTORY; VOLATILITY AND SEASONALITY OF QUARTERLY OPERATING RESULTS

     The Company has incurred net losses in the past five fiscal years. For the years ended December 31, 1997, and December 31, 1996, the Company incurred net losses of $1,620,000 and $15,304,000, respectively, and, as of December 31, 1997, had an accumulated deficit of $19,534,000. Although the Company achieved limited profitability during the third and fourth quarters of 1997 and the first quarter of 1998, no assurances can be given that the Company will sustain profitability on a quarterly basis or achieve profitability on an annual basis. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's quarterly operating results have varied, sometimes substantially, in the past, and are expected to vary in the future. These fluctuations may be caused by a variety of factors, many of which are outside of the Company's control, including the relatively long sales cycles for the Company's products, the size and timing of individual licensing transactions, the timing, proper operation and market acceptance of new products or product enhancements by the Company or its competitors, the potential for delay or deferral of customer implementations of the Company's products, changes in customer budget cycles, seasonality of technology purchases, foreign currency exchange rates and other general industry and economic conditions. In addition, the timing of revenue recognition can be affected by many factors, including the timing of contract execution and delivery, customer acceptance and post-delivery obligations of the Company related to installation and implementation. As a result, the time between contract execution and the satisfaction of criteria for revenue recognition can be lengthy and unpredictable and, consequently, affect revenues and the Company's operating results in any given quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A significant portion of the Company's accounts receivable are derived from licensing arrangements to customers with which the Company does not have a payment history. In addition, the Company's customers may decide not to honor contractual obligations for license fees for various reasons including, but not limited to, changes in their business levels or plans or implementation problems associated with the Company's products. Although the Company provides reserves and allowances for such circumstances, no assurances can be given that such reserves and allowances will be adequate to cover any receivables which are later determined to be uncollectible, particularly if such receivables are large. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In the event one or more customers failed to honor its contractual obligations and the Company's reserves and allowances were inadequate, such failure could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business has experienced and is expected to continue to experience seasonality due in large part to the buying cycles of its customers. In recent years, the Company has generally had stronger demand for its products during the second half of the calendar year. This seasonality is not uncommon in the computer software industry and typically results in revenues for the first half of the calendar year being lower than revenues in the second half of the immediately preceding calendar year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ASSIMILATION OF ACQUISITIONS

     As part of its business strategy to increase its presence in certain Vertical Markets and complement and expand its existing business and product offerings, the Company expects to continue to pursue acquisitions of other businesses, products of technologies that are complementary to those of the Company. Although the Company currently has no agreement, understanding or arrangement with respect to any future acquisitions, the Company evaluates potential strategic business opportunities, some of which may be material in size and scope on an ongoing basis. No assurances can be given that any acquisition by the Company will occur or that any acquisition will not have a material adverse effect on the Company's business, operating results and financial condition.

     Acquisitions, including those consummated by the Company to date, involve a number of risks and difficulties, including technology acceptance, expansion into new geographic markets and business areas, the diversion of management's attention, the assimilation of the operations and personnel of acquired businesses and the integration of acquired operations and financial reporting systems with those of the Company. No assurances can be given that the Company will successfully integrate the operations of acquired businesses, which could have a material adverse effect on the Company's business, operating results and financial condition. Further, possible future acquisitions by the Company could result in dilutive issuances of debt or equity securities, the incurrence of additional debt and contingent liabilities, potential reductions in income due to losses incurred by the acquired business, additional amortization expenses related to goodwill and other intangible assets, and post-acquisition restructuring charges, any of which could have a material adverse effect on the Company's business, operating results and financial condition. The Company has in the past and may in the future incur significant indebtedness to finance acquisitions, with associated interest costs, repayment terms and restrictive covenants. See "Business -- Acquisition Strategy."

MANAGEMENT OF GROWTH

     The Company's business has grown rapidly in the last five fiscal years, with total net revenues increasing from $2,670,000, $6,449,000 and $21,422,000 in fiscal 1993, 1994 and 1995, respectively, to $34,432,000 and $42,374,000 in fiscal 1996 and 1997, respectively. The growth in the Company's business and expansion of the Company's customer base has placed a significant strain on the Company's management, operations and financial resources. The Company's recent expansion has resulted in substantial growth in the number of its employees, the scope of its operating and financial reporting systems and the geographic area of its operations, creating increased responsibility for both existing and new management personnel. The Company's ability to support the growth of its business will be substantially dependent upon the ability to attract and retain highly skilled personnel. Accordingly, the Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operational and customer support systems and to expand, train and manage its employee base. No assurances can be given that the Company will be able to manage its recent or any future expansion successfully, and any inability to do so would have a material adverse effect on the Company's business, operating results and financial condition. See " -- Dependence on Key Personnel; Need for Additional Qualified Personnel."

     To manage its operations, the Company must continuously evaluate the adequacy of its management structure and its existing procedures including, among others, its financial and internal controls. No assurances can be given that the Company's management will adequately anticipate all of the changing demands that growth may impose on the Company's procedures and structure. Any failure to adequately anticipate and respond to such changing demands could have a material adverse effect on the Company's business, operating results and financial condition.

RAPID TECHNOLOGICAL CHANGE; NEW VERSIONS AND PRODUCTS; RISK OF DEFECTIVE
PRODUCTS

     The market for the Company's software products is characterized by rapid technological changes, evolving industry standards in computer hardware and software technology, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to continue to enhance its current product line and to develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance. The Company's customers utilize a wide variety of hardware, software, database and networking platforms and, as a result, the Company must continue to support and maintain its products on a variety of such platforms. In particular, the Company must continue to anticipate and respond adequately to advances in other software and desktop computer operating systems such as Microsoft Windows and its successors. The Company's future success will depend upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. No assurances can be given that the Company will be successful in developing and marketing, on a timely and cost-effective basis, fully functional product enhancements or new products that respond to technological advances by others, or that its new or enhanced products will achieve market acceptance.

     The Company has, on occasion, experienced delays in the scheduled introduction of new versions and new products. In addition, enterprise-wide applications software products as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. No assurances can be given that the Company's most current releases or future releases of its products will not contain significant software errors that could impair the market acceptance of these products and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the announcement and introduction of new products may depress sales of existing products. Further, problems can be encountered by customers in installing and implementing new releases or with the performance of the Company's products. Delays in the introduction of new and enhanced products, or significant problems with the implementation and installation of new releases could have a material adverse effect on the Company's business, operating results and financial condition.

EXPOSURE TO REGULATORY AND GENERAL ECONOMIC CONDITIONS IN INDIA

     A significant element of the Company's business strategy is to continue to develop its offshore software development and support facility in New Delhi, India. As of March 31, 1998, the Company had approximately 32% of its workforce in India. The Indian government, as a means of encouraging foreign investment, provides significant tax incentives and exemptions to regulatory restrictions. Certain of these benefits that directly affect the Company include, among others, tax holidays (temporary exemptions from taxation on operating income) and liberalized import and export duties. The current tax holiday to which the Company is subject expires in 2004. To be eligible for certain of these tax benefits, the Company must continue to meet certain conditions. A failure to meet such conditions could result in the cancellation of the benefits. With respect to duties, subject to certain conditions, goods, raw materials and components for production imported by the Company's offices in India are exempt from the levy of a customs duty. No assurances can be given that such tax benefits will be continued in the future at their current levels.

     Although wage costs in India are significantly lower than in the United States, United Kingdom and similar markets for comparably skilled software engineering and other technical personnel, wages in India are increasing at a faster rate than in the United States and United Kingdom. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Although the inflation rate for the periods discussed in this Report has been insignificant, increases in inflation in the future could have a material adverse affect on the Company's business, operating results and financial condition. In addition, changes in interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- The AremisSoft Strategy."

     On May 13, 1998, the United States imposed immediate economic sanctions against India, as required under Section 102 of the Arms Export Control Act, in response to the detonation by India of nuclear devices. Japan and certain other nations have also announced sanctions against India. Although most of the current sanctions imposed by the United States restrict the United States from providing assistance to India and do not directly limit the activities of United States businesses, the precise ramifications of the sanctions are not expected to be known for some time. Further, although the current sanctions do not directly affect United States businesses, additional sanctions could be imposed which could have a material adverse effect on United

States businesses with operations, sales or suppliers in India. In addition, one of these sanctions prohibits the export to India of specific goods and technology, which may include certain technologies and equipment such as computers, certain software and fiber optic devices. The United States Department of Commerce and other agencies are currently preparing guidelines to clarify the specific technologies that are affected. Although the Company does not believe its activities are affected by the current sanctions, no assurances can be given that the Company's technologies will not be included in the specific technologies that are subject to the sanctions.

COMPETITION

     The market for enterprise-wide applications software is intensely competitive, fragmented, subject to rapid changes and significantly affected by new product introductions and other market activities of industry participants. The Company's products are primarily designed for and marketed to mid-sized organizations in the Vertical Markets. A number of companies offer competitive products to organizations in the Vertical Markets. In addition, the Company faces indirect competition from suppliers of customized enterprise-wide applications software primarily designed for proprietary mainframe and minicomputer-based systems with highly customized software and the internal MIS departments of large organizations who develop their own systems. Many of the Company's present or potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company. As a result, they may be able to respond more quickly than the Company to new or emerging technologies and to changes in customer requirements, or they may be able to devote greater resources to the development, promotion and sale of their products.

     The Company's products are currently marketed and sold primarily in the United Kingdom. The Company's principal competitors in the healthcare industry in the United Kingdom include Egton Medical Information Services ("EMIS"), Reuters Group plc ("Reuters"), AAH Meditel, GPASS, HCSL, Exeter Systems, Medical Care Systems, Microtest Europe Limited, PCTI Solutions Ltd. and Seetec Medical Systems. Principal competitors in the manufacturing industry include QAD Inc., FOURTH SHIFT Corporation ("Fourth Shift"), Symix Systems, Inc. ("Symix"), DataWorks Corporation ("DataWorks") and MDIS Group plc ("MDIS"). The Company's principal competitor in the United Kingdom in the hospitality industry is Innsite Hotel Services Ltd. and in Europe is MICROS-Fidelio International. In the construction industry, the Company's principal competitors include FCG Computer Systems/Red Sky Software Ltd., Misys plc, The Database Ltd., Engineering Technology Ltd. and Estimation Inc. The Company also believes that large enterprise software vendors, such as Oracle Corporation ("Oracle"), SAP AG ("SAP"), Baan Company N.V. ("Baan") and PeopleSoft, Inc. ("PeopleSoft") are increasing their marketing efforts to mid-sized organizations in the manufacturing sector, one of the Vertical Markets in which the Company competes. See "Business -- Vertical Markets." No assurances can be given that the Company will be able to compete successfully against any of these competitors.

     In addition, because the barriers to entry in the enterprise-wide applications software market are relatively low, additional competitors may emerge as the market continues to develop and expand. Because the enterprise-wide applications software market is fragmented, the Company also anticipates that acquisitions of competitors by large software companies or strategic alliances will occur and that significant consolidation in the Company's industry will occur over the next few years. Increased competition from new entrants to the industry or through strategic acquisitions or alliances could lead to price erosion, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company's growth strategy has been and is expected to remain dependent to a significant extent on the Company's ability to acquire complementary businesses, products or technologies in the future. Increasing consolidation in the Company's industries will require the Company to compete with other software companies and alliances for strategic acquisition opportunities. No assurances can be given that the Company will be able to successfully identify acquisition opportunities, that any acquisitions will be successfully consummated and integrated into the Company's operations or that the Company will be successful in competing for acquisition opportunities. See "Business -- Acquisition Strategy" and "-- Assimilation of Acquisitions."

GOVERNMENT REGULATION OF HEALTHCARE PRODUCT SPECIFICATIONS

     The Company's healthcare products sold in the United Kingdom are regulated by the National Health Service (the "NHS"), a government agency, through a product accreditation procedure. While the Company's healthcare products currently meet NHS specifications for information systems, the requirements are expected to be updated pursuant to the NHS' new Information Management and Technology Strategy, which is expected to be published in July 1998. The new mandatory specifications are expected to be introduced to conform all information technology systems in the United Kingdom's healthcare marketplace. See "Business -- Vertical Markets -- Healthcare." Although the Company is currently modifying its healthcare industry products in anticipation of the proposed product specifications, no assurances can be given that the Company will be able to meet all such specifications or, if met, that the related costs will not be substantial or make the cost of the Company's healthcare products prohibitive for potential customers. In addition, the Company expects to experience a decrease in the number of purchases of its existing healthcare products as businesses in the healthcare industry in the United Kingdom postpone purchases pending release of the final new regulations and related product specifications. Such regulations and related product specifications, as well as future changes to NHS specifications for information systems, could have a material adverse effect on the Company's business, operating results and financial condition. See "Business -- Vertical Markets -- Healthcare."

LENGTHY SALES AND IMPLEMENTATION CYCLES

     The Company's products are generally used for division- or enterprise-wide purposes and involve significant capital outlays by customers and relatively complex installations. Potential customers generally commit significant resources to an evaluation of available enterprise-wide applications software and require the Company to provide a significant level of education about the use and benefits of the Company's products. Sales of the Company's software products require an extensive marketing effort because decisions to license such software generally involve the evaluation of the software by a significant number of a potential customer's personnel in various functional and geographic areas, many of which may have specific and conflicting requirements. A variety of factors over which the Company has little or no control may cause potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycles for the Company's products can be lengthy and vary among customers and across the Vertical Markets. See "Business -- Vertical Markets." As a result of the length of the sales cycle for its products, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large license transactions could have a material adverse effect on the Company's business, operating results and financial condition and cause the Company's operating results to vary significantly from quarter to quarter. See "-- Loss History; Volatility and Seasonality of Quarterly Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's products are designed to perform or directly affect business-critical functions across many different functional and geographic areas of a customer's organization. Consequently, implementation of the Company's software is subject to delays over which the Company has little or no control. Delays in the completion of implementation of any of the applications of its products by the Company can result in delay in revenue recognition and may result in customer dissatisfaction or damage to the Company's reputation and could have a material adverse effect on the Company's business, operating results and financial condition. See "-- Loss History; Volatility and Seasonality of Quarterly Operating Results."

INTERNATIONAL OPERATIONS AND CURRENCY FLUCTUATIONS

     The Company currently has operations in the United Kingdom, United States, Argentina, Mexico, India, Ireland and Cyprus and distributors in 14 additional countries. A significant portion of the Company's revenues are received in currencies other than the United States dollar (the currency into which the Company's historical financial statements have been translated), primarily British pounds. In the past, the Company has not engaged in hedging transactions designed to manage currency fluctuation risks but may implement programs to mitigate foreign currency risk exposure in the future as the Company's management deems appropriate. Foreign currency transaction gains and losses arising from normal business operations are credited to, or charged against, earnings in the period realized. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to British pounds have caused and will continue to cause foreign currency transaction gains and losses. Because of the number of currencies involved, the constantly changing currency exposures and the substantial volatility of currency exchange rates, no assurances can be given that the Company will not experience currency losses in the future, nor can there be any assurances that foreign exchange rate fluctuations will not have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's international operations are subject to other risks inherent in international business activities, such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, cultural and language difficulties associated with servicing customers, the impact of a recessionary environment in economies outside the United States, reduced protection for intellectual property rights in some countries, the potential exchange and repatriation of foreign earnings, political instability, sanctions imposed as a result of violations of international law or other governmental action, trade restrictions, tariff changes, localization and translation of products for foreign countries, difficulties in staffing and managing international operations, difficulties in collecting accounts receivable and longer collection periods and the impact of local economic conditions and practices. See "-- Exposure to Regulatory and General Economic Conditions in India." The Company's success in expanding its international business will be dependent, in part, on its ability to anticipate and effectively manage these and other risks. No assurances can be given that these and other factors will not have a material adverse effect on the Company's business, operating results and financial condition.

ENFORCEABILITY OF CIVIL LIABILITIES UNDER THE UNITED STATES SECURITIES LAWS

     A majority of the Company's directors and substantially all of its executive officers are non-residents of the United States. A substantial portion of the assets of the Company and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons with respect to matters arising under the United States securities laws or to enforce against the Company or such persons in United States courts judgments of United States courts predicated upon civil liability under such securities laws. Further, there is doubt as to the enforceability in the United Kingdom, in original actions or in actions for enforcement of judgment of United States courts, of civil liabilities predicated upon United States securities laws.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL QUALIFIED PERSONNEL

     The Company's success depends, to a significant extent, upon a limited number of members of senior management of the Company and other key employees. Although the Company maintains and is the beneficiary under a key man life insurance policy in the amount of $3,000,000 on the life of its Chairman of the Board and Chief Executive Officer, Dr. Lycourgos K. Kyprianou, and maintains such insurance for certain other key personnel in amounts ranging from $150,000 to $500,000, the loss of the services of Dr. Kyprianou or other key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that its future operating results will also depend in significant part on its ability to attract and retain highly skilled technical, managerial, sales, marketing, service and support personnel. Competition for such personnel within the software industry is intense. Although the Company has increased the number of its technical, sales, services and support personnel in recent years, the Company could experience difficulty in recruiting such personnel in the future. The Company anticipates that it will need to continue to increase the size of its direct sales, services and support personnel in future periods. No assurances can be given that the Company will be successful in attracting and recruiting qualified personnel. An inability to hire qualified personnel on a timely basis could have a material and adverse effect on the Company's business, operating results and financial condition. See
"-- Management of Growth."

YEAR 2000 AND EURO COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. In addition, the Euro is expected to be introduced as the currency of participating nations of the European Union in 1999. A significant number of the Company's customers are located in participating European Union countries. As a result, the computer systems or software used by many companies may need to be upgraded to comply with Year 2000 and Euro requirements. Although all of the software products currently marketed by the Company are designed to be Year 2000 and Euro compliant, no assurances can be given that the Company's software products contain all necessary date code or other applicable modifications.

     The purchasing patterns of customers and potential customers may be affected by Year 2000 and Euro issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 and Euro compliance. Even though the Company believes that Year 2000 and Euro compliance could create a marketing opportunity for the Company, the expenditures that potential customers are making may result in reduced funds available to purchase software products such as those offered by the Company. Many potential customers may also choose to defer purchasing Year 2000 and Euro compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the industry. Conversely, Year 2000 and Euro compliance may cause other companies to accelerate purchases, thereby causing an increase in short-term demand and a consequent decrease in long-term demand for software products. Additionally, Year 2000 and Euro compliance could cause a significant number of companies, including current Company customers, to reevaluate their current enterprise software needs and, as a result, consider switching to products offered by other software vendors. Moreover, the Company believes that some customers may be purchasing the Company's products as an interim solution for Year 2000 or Euro compliance until their current software vendors reach compliance. No assurances can be given that such customers will purchase support services from the Company or that they will upgrade beyond their current version of the Company's software once their current software suppliers reach compliance. Any of the foregoing could have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies on the protection provided by applicable copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Despite the Company's efforts, which afford only limited protection, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's software is difficult and, while the Company is unable to determine the extent to which piracy of its products exists, software piracy can be expected to be a problem. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, no assurances can be given that the Company will be able to protect its proprietary rights against unauthorized third-party copying or use, which could adversely affect the Company's competitive position. Further, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company expects that enterprise-wide applications software products will increasingly be subject to claims of infringement relating to software codes as the number of products and competitors in the Company's industry segment grows and the functionality of products overlaps. No assurances can be given that legal actions claiming copyright or other intellectual property infringement will not be commenced against the Company, or that the Company would necessarily prevail in such litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. Any such claim, with or without merit, could be time-consuming, result in costly litigation and require the Company to enter into royalty and licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. A successful claim against the Company and the failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, operating results and financial condition. See
"Business -- Proprietary Rights and Licensing."

FIXED-PRICE SERVICE CONTRACTS

     The Company offers a combination of enterprise-wide applications software, implementation and support services to its customers. Certain customers have asked for, and the Company has from time to time entered into, fixed-price service contracts. These contracts specify certain milestones to be met by the Company regardless of actual costs incurred by the Company in fulfilling those obligations. The Company may enter into more fixed-price contracts in the future. No assurances can be given that the Company will be able to successfully complete these contracts within budget and the Company's inability to do so could have a material adverse effect on its business, operating results and financial condition.

CONTROL BY EXISTING STOCKHOLDERS

     As of June 24, 1998, Dr. Kyprianou and other members of management beneficially own approximately 58.3% of the outstanding Common Stock and have the power to control all matters submitted for a stockholder vote, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations, sales of all or substantially all of the assets of the Company and other change in control transactions. Management's significant equity interest in the Company also may have the effect of making certain transactions more difficult without their support and may have the effect of delaying, deferring or preventing a change in control of the Company. See "Principal and Selling Stockholders" and "Description of Capital Stock."

ABSENCE OF PRIOR PUBLIC MARKET; POSSIBLE VOLATILITY OF STOCK PRICE

     There has been no public market for the Common Stock. No assurances can be given that an active public market for the Common Stock will develop or be sustained in the future. The market price of the Common Stock is likely to be highly volatile and may be subject to significant fluctuations in response to actual or anticipated variations in quarterly operating results and other factors, such as announcements of technological innovations, new products or new contracts by the Company or its competitors, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in earning estimates or recommendations by securities analysts, general market conditions or other events. In addition, equity markets have experienced extreme volatility that has particularly affected the market prices of equity securities of many high technology companies and that has been unrelated or disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may result in material adverse effects on the market price of the Common Stock. No assurances can be given that the market price of the Common Stock will not decline in the future. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. No assurances can be given that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2.    PROPERTIES

    The Company leases various facilities in the United Kingdom, United States, Ireland, India, Mexico, Argentina and Cyprus which house the Company's administration, sales, marketing, support and research and development functions. The Company does not currently own any of its facilities.

    The following table sets forth certain information concerning the Company's principal facilities as of March 31, 1998:


                                                                                APPROXIMATE
LOCATION                              FUNCTION             LEASE EXPIRATION   SQUARE FOOTAGE
--------------------------------------------------------------------------------------------
London, United Kingdom      Principal Executive Offices          2002              1,725

New Delhi, India            Research and Development,            1999              7,620
                            Customer Support

Hitchin, United Kingdom     Healthcare Division                  2000              7,125

Blackburn, United Kingdom   Manufacturing Division               2010             12,000

Westmont, New Jersey        Manufacturing Division               1999              4,200

Woking, United Kingdom      Hospitality Division                 2012              7,430

Alton, United Kingdom       Construction Division                2005              4,500

Nicosia, Cyprus             Sales and Marketing                  2004              4,000
--------------------------------------------------------------------------------------------

    As a result of the Company's acquisitions from 1993 through 1996, the Company has also been assigned relatively small leaseholdings elsewhere in the United Kingdom and in the United States, Ireland, India, Mexico, Argentina and Cyprus which expire on various dates between December 1998 and 2013. The Company does not currently own any of these facilities and does not intend to renew these leases beyond the current expiration dates. The Company believes that its current facilities will be sufficient to meet its needs for its next 12 months. See Note 7 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its leases.

ITEM 3. LEGAL PROCEEDINGS

    The Company knows of no material litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    When the Company acquired LK Global Information Systems BV, a Netherlands corporation, in a reverse stock acquisition, the new business of the Company became the development and sale of software and information systems on a global basis.

    To better reflect the Company's new business, it proposed changing its name to AremisSoft Corporation. Proxies presenting this proposal were submitted to the shareholders of the Company. On November 7, 1997, at a duly held and noticed meeting, a vote was held and 9,968,535 votes were cast by the Common Stock holders, of a possible 12,956,690 votes, in favor of changing the Company's name to AremisSoft Corporation. There were no votes cast against the proposal, no abstentions, no broker non-votes and no votes by the Preferred Stock holders.

                                    PART II.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    There is no established public trading market for the Company's Common
Stock.

    As of June 24, 1998, the Company had approximately 87 shareholders of record. This number does not include shareholders who hold the Company's securities in street name.

    The Company has not declared or paid any cash dividends since its inception. The Company currently intends to retain future earnings for use in the operation and expansion of the business. The Company does not intend to pay any cash dividends in the foreseeable future. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements, and financial position of the Company.

Recent Sales in Unregistered Securities.

    In October 1997, the Company effected a "Plan and Agreement of Reorganization" with LK Global Information Systems, BV, a Netherlands corporation ("LK Global"). Pursuant to the terms of the reorganization agreement, the Company acquired 100% of the issued and outstanding stock of LK Global in exchange for 12,845,000 shares of the Company's Common Stock and 1,750,000 Shares of its Series A Preferred Stock, each convertible into one share of Common Stock. These securities were offered and sold to only non-US Persons, pursuant to an exemption from registration under Regulation S. On June 16, 1998, all of the holders of the Company's Series A preferred stock converted their shares into common stock and waived all rights to unpaid dividends.

    Commencing in February 1998, the Company engaged in a private placement of its Common Stock. The Common Stock was offered only to "accredited investors" in reliance on the exemption from registration statement provided by Regulation D. In this offering, the Company sold 1,580,530 shares of its Common Stock at $6.00 per share, for an aggregate placement of $9,483,180, less expenses.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below as of December 31, 1997 and 1996 and for the three years ended December 31, 1997, have been derived from the Company's Consolidated Financial Statements, which have been audited by independent auditors whose reports are included elsewhere in this Report. The selected consolidated financial data set forth below as of December 31, 1995, 1994 and 1993 and for the two years ended December 31, 1994 have been derived from the Company's historical financial statements. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.


                                                                   YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                               1993           1994           1995           1996           1997
                                            --------        --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses                          $    812       $  2,039       $  6,641       $ 12,052       $ 17,024
  Maintenance and services                      1,193          2,822          9,426         15,839         18,990
  Hardware and other                              665          1,588          5,355          6,541          6,360
                                             --------       --------       --------       --------       --------
    Total revenues                              2,670          6,449         21,422         34,432         42,374
                                             --------       --------       --------       --------       --------
Cost of revenues:
  Software licenses                               129            281            875          1,555          2,079
  Maintenance and services                        380            842          2,735          5,393          5,377
  Hardware and other                              585          1,323          4,829          5,760          5,147
  Amortization of purchased software
     and capitalized software
     development costs                            325            331          2,374          2,327             70
                                             --------       --------       --------       --------       --------


    Total cost of revenues                      1,419          2,777         10,813         15,035         12,673
                                             --------       --------       --------       --------       --------
Gross profit                                    1,251          3,672         10,609         19,397         29,701
                                             --------       --------       --------       --------       --------

Operating expenses:
  Sales and marketing                             766          2,133         10,811         15,182         17,834
  Research and development                        251            521          6,428          6,409          6,233
  General and administrative                      436          1,282          3,442          5,605          5,227


                                                                   YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                               1993           1994           1995           1996           1997
                                            ---------       --------       --------       --------       --------
  Amortization of intangible assets               607          2,550          3,176          5,649             97
                                             --------       --------       --------       --------       --------
      Total operating expenses                  2,060          6,486         23,857         32,845         29,391
                                             --------       --------       --------       --------       --------
Profit (loss) from operations                    (809)        (2,814)       (13,248)       (13,448)           310
                                             --------       --------       --------       --------       --------
Interest expense, net                               6            207          1,284          1,906          1,895
                                             --------       --------       --------       --------       --------
Income (loss) before income taxes                (815)        (3,021)       (14,532)       (15,354)        (1,585)
Income tax expense (benefit)                        6            (54)            37            (50)            35
                                             --------       --------       --------       --------       --------
Net income (loss)                            $   (821)      $ (2,967)      $(14,569)      $(15,304)      $ (1,620)
                                             ========       ========       ========       ========       ========
Basic earnings (loss) per share              $  (0.06)      $ (0.23)       $  (1.13)      $ (1.19)       $  (0.13)
Diluted earnings (loss) per share            $  (0.06)      $ (0.23)       $  (1.13)      $ (1.19)       $  (0.13)
Weighted average number of shares
    used in computing:
      Basic earnings (loss) per share          12,845         12,845         12,845         12,845         12,870
      Diluted earnings (loss) per share        12,845         12,845         12,845         12,845         12,870



                                                                 AS OF DECEMBER 31,
                                          -----------------------------------------------------------------
                                           1993             1994          1995          1996          1997
                                          -------           ----          ----          ----           ----
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents                 $      1      $    120      $    255       $    867       $    239
Working capital (deficit)                      522           863        (8,244)       (15,438)       (12,971)
Total assets                                 2,668        10,012        22,729         18,449         17,242
Long-term debt                                 358           679        12,453         13,388         10,096
Total stockholders' equity (deficit)           196         2,219       (12,365)       (25,103)       (19,534)

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with information contained in "Selected Consolidated Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.
All statements other than statements of historical fact included in the following discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under "Certain Considerations" and elsewhere in this Report.

GENERAL

     AremisSoft develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations in the Vertical Markets. Its software products provide an array of functions that address the mission-critical information requirements of customers in the Vertical Markets. The Company was founded in Cyprus in 1978 as LK Global Information Systems (Cyprus) Limited and originally focused on developing customized enterprise-wide applications software for international organizations located in the Middle/Near East. In 1986, the Company established its New Delhi, India software development and support facility to access the skilled Indian labor force and capture cost efficiencies. The Company established operations in the United Kingdom in 1992. From 1993 to 1996, the Company successfully completed eleven acquisitions and established operations in the United States, Mexico, Argentina and Ireland. As of March 31, 1998, the Company had 520 full time employees and operations in seven countries.

     The Company derives its revenues primarily from software licenses, maintenance and service contracts and hardware sales. Software license revenues are mainly derived from the licensing and service of industry-specific software applications, primarily the sale of upgrades to existing customers. Maintenance and service contract revenues are primarily derived from the ongoing support of installed software and training, consulting and implementation services. Occasionally, the Company may discount its fees on relatively large service contracts to remain competitive. Hardware sales revenues are primarily derived from the sale of third-party hardware to customers requiring turnkey solutions.

     For the year ended December 31, 1997, 44%, 22%, 22% and 8% of the Company's revenues were derived from customers in the healthcare, manufacturing, hospitality and construction markets, respectively. The remaining 4% of the Company's revenues for the year ended December 31, 1997, was derived from sales to approximately 1,000 relatively small customers in various industries primarily based in Cyprus and India. For the year ended December 31, 1997, 75% of the Company's revenues were derived from customers located in the United Kingdom and 15% from customers located in Europe. The remaining 10% of revenues for the year ended December 31, 1997, were derived from customers located in North and South America, Cyprus and other regions.

     The sales cycles for the Company's products can vary widely among customers and across the Vertical Markets. Historically, the Company's sales cycles have ranged from three to 12 months. Similar to other enterprise-wide applications software companies, the Company has experienced and expects to continue to experience seasonal fluctuations in its operating results. See "Certain Considerations -- Loss History; Volatility and Seasonality of Quarterly Operating Results." The Company has generally realized lower revenues in its first and second fiscal quarters and higher revenues in its third and fourth fiscal quarters. This is due, in part, to the March 31 fiscal year-end of many of the Company's customers. During the Company's first fiscal quarter, many customers have already expended their information technology budgets. As a result, the Company's third and fourth fiscal quarters generally reflect greater revenue recognition because of a higher concentration of software system installations.

     The Company recognizes software license and hardware revenues at the time of the installation, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Maintenance contract revenues are recognized ratably over the life of the contract, service contract revenues are recognized in accordance with the terms of the contract and add-on hadware sales revenues are recognized when the hardware is shipped to the customer.

     The cost of software license revenues consist primarily of personnel costs as well as the costs of third-party software, media and freight. The cost of maintenance and service contract revenues consist primarily of salary, travel and other personnel costs. In addition, cost of service revenues may include the cost of outsourcing services when relatively large service contracts require resources in excess of the Company's resources. In general, the Company's costs are higher when services are outsourced. The cost of hardware revenues consist primarily of the cost of hardware purchased from third parties.

     Sales and marketing expenses consist primarily of sales personnel costs, advertising and other public relations expenses. Research and development expenses consist primarily of personnel costs, facility overhead and other expenses associated with the development of new and enhanced products and technologies. General and administrative expenses include salaries and benefits for administrative, executive, finance, legal, human resources, data center, distribution and internal systems personnel and associated overhead costs, as well as bad debt, accounting and legal expenses. General and administrative expenses also include depreciation, which represents the write down of the cost of tangible fixed assets over their expected useful lives. Amortization of intangible assets consists of the amortization of customer lists and management contracts of acquired businesses.

     The Company continues to make substantial investments and operational cost improvements in its sales and marketing, research and development and administrative infrastructure. From the year ended December 31, 1995 through the three month period ended March 31, 1998, the Company increased its sales and marketing staff from 85 employees to 270 employees. During this same period, the Company reduced its total research and development and administrative staff from 331 employees to 250 employees. The major impetus behind this transition is the continuous shift of the research and development and, to a lesser degree, administrative functions from the United Kingdom to India, where the relative cost of operations is lower. During this period, the Company's research and development and administrative personnel in India increased from 115 to 165, while research and development and administrative personnel in the United Kingdom and other countries decreased from 216 to 85.

     A significant portion of the Company's business is conducted in currencies other than United States dollars (the currency into which the Company's historical financial statements have been translated). Historically, the Company has recorded a majority of its operating expenses in British pounds, and a substantial portion of its research and development costs in Indian rupees. Because of the number of currencies involved, the constant currency exposures and the substantial volatility of exchange rates, no assurances can be given that the Company will not experience currency losses in the future. The Company cannot predict the effect of exchange rate fluctuations on the Company's future operating results. The Company has not previously undertaken hedging transactions to cover its currency exposure, but may implement programs to mitigate foreign currency risk exposure in the future as management deems appropriate. See "Certain Considerations -- International Operations and Currency Fluctuations."

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by each item in the Company's Consolidated Statements of
Operations:



                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                  1993    1994    1995    1996    1997
                                                  ----    ----    ----    ----    ----
Revenues:
    Software licenses...........................   30%     32%     31%     35%     40%
    Maintenance and services....................   45      44      44      46      45
    Hardware and other..........................   25      24      25      19      15
                                                  ---     ---     ---     ---     ---
         Total revenues.........................  100     100     100     100     100
                                                  ---     ---     ---     ---     ---
Cost of revenues:
    Software licenses...........................    5       4       4       5       5
    Maintenance and services....................   14      13      13      16      13
    Hardware and other..........................   22      21      22      16      12
    Amortization of purchased software and
      capitalized software development costs....   12       5      11       7      --
                                                  ---     ---     ---     ---     ---
         Total cost of revenues.................   53      43      50      44      30
                                                  ---     ---     ---     ---     ---
    Gross profit................................   47      57      50      56      70
                                                  ---     ---     ---     ---     ---
Operating expenses:
    Sales and marketing.........................   29      33      51      44      42
    Research and development....................    9       8      30      19      15
    General and administrative..................   16      20      16      16      12
    Amortization of intangible assets...........   23      40      15      16      --
                                                  ---     ---     ---     ---     ---
         Total operating expenses...............   77     101     112      95      69
                                                  ---     ---     ---     ---     ---
Profit (loss) from operations...................  (30)    (44)    (62)    (39)      1
Interest expense, net...........................    1       3       6       6       5
                                                  ---     ---     ---     ---     ---
Income (loss) before income taxes...............  (31)    (47)    (68)    (45)     (4)
Income tax expense (benefit)....................   --       1              --      --
                                                  ---     ---     ---     ---     ---
Net income (loss)...............................  (31)%   (46)%   (68)%   (45)%    (4)%
                                                  ===     ===     ===     ===     ===

FISCAL YEAR ENDED DECEMBER 31, 1997, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

  Revenues

     Total revenues increased 23% to $42.4 million for 1997 from $34.4 million for 1996, primarily due to increased software license revenues and associated maintenance contract revenues for 1997. This increase was partially offset by a decrease in hardware and other and service contract revenues.

     Software license revenues increased 40% to $16.9 million for 1997 from $12.1 million for 1996, primarily due to an increase in the number of software licenses sold. This increase in software licenses sold consisted principally of upgrades to existing customers and an increase in the average price of individual software licenses. As a percentage of total revenues, software license revenues increased to 40% for 1997 from 35% for 1996, reflecting the increase in the number of software licenses sold and a decline in service contract and hardware and other revenues.

     Maintenance and service contract revenues increased 20% to $19.0 million for 1997 from $15.8 million for 1996. As a percentage of total revenues, maintenance and service contract revenues declined to 45% for 1997 from 46% for 1996 primarily as a result of the completion of certain large contracts.

     Hardware and other revenues declined 2% to $6.4 million for 1997 from $6.5 million for 1996. As a percentage of total revenues, hardware and other revenues declined to 15% for 1997 from 19% for 1996 primarily as a result of the Company's efforts to reduce the sale of lower margin third-party hardware.

  Cost of Revenues

     Cost of revenues declined 15% to $12.7 million for 1997 from $15.0 million for 1996. As a percentage of total revenues, cost of revenues declined to 30% for 1997 from 44% for 1996. This decline was primarily due to (i) the reduction of amortization charges relating to purchased and capitalized software, which totaled $70,000 for 1997 compared with $2.3 million for 1996, (ii) reduced costs for services as a result of the decreased use of outside consultants, which totaled $1.3 million for 1997 and $2.4 million for 1996, and (iii) lower hardware costs as a result of the Company's efforts to reduce its sales of lower margin third-party hardware. The cost of hardware and other revenues totaled $5.1 million, or 12% of total revenues, for 1997 and $5.8 million, or 16% of total revenues, for 1996.

  Sales and Marketing

     Sales and marketing expenses increased 17% to $17.8 million for 1997 from $15.2 million for 1996, primarily due to an increase in marketing activity as well as costs associated with the Company's expansion in the United States, Mexico and Argentina. As a percentage of total revenues, sales and marketing expenses declined to 42% for 1997 from 44% for 1996 primarily as a result of the realization of operating efficiencies in the United Kingdom in connection with the integration of acquired businesses.

  Research and Development

     Research and development expenses declined 3% to $6.2 million for 1997 from $6.4 million for 1996. As a percentage of total revenues, research and development expenses declined to 15% for 1997 from 19% for 1996, primarily due to the cost savings resulting from the shifting of research and development functions from the United Kingdom to India. In addition, a significant portion of the planned expenditures relating to the Company's new generation of software products were incurred in prior accounting periods.

  General and Administrative

     General and administrative expenses declined 7% to $5.2 million for 1997 from $5.6 million for 1996. As a percentage of total revenues, general and administrative expenses declined to 12% for 1997 from 16% for 1996. This decline reflects the effect of the Company's cost-cutting and cost control measures in 1997, including the closure of the Company's office at Dukes Court, Central Woking, England, during the fourth quarter of 1997.

  Amortization of Intangible Assets

     Amortization of intangible assets declined 98% to $97,000 for 1997 from $5.6 million for 1996, primarily due to the accelerated expiration of amortization periods as a result of the termination of certain management employment agreements in 1996.

  Net Interest Expense

     The net interest expense was $1.9 million for each of 1997 and 1996.

  Income Taxes

     The Company recorded a provision for income taxes of $35,000 for 1997 compared to a benefit of $50,000 for 1996.

FISCAL YEAR ENDED DECEMBER 31, 1996, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

  Revenues

     Total revenues increased 61% to $34.4 million for 1996 from $21.4 million for 1995, primarily due to increased software license revenues and associated maintenance and service contract revenues as well as the inclusion of revenues from businesses acquired in 1995.

     Software license revenues increased 83% to $12.1 million for 1996 from $6.6 million for 1995, primarily due to an increase in the number of software licenses sold, upgrades to existing customers and an increase in the average price of individual software licenses. As a percentage of total revenues, software license revenues increased to 35% for 1996 from 31% for 1995, reflecting that the increases in the Company's software license revenues exceeded the increases in maintenance and service contract and hardware and other revenues.

     Maintenance and service contract revenues increased 68% to $15.8 million for 1996 from $9.4 million for 1995. As a percentage of total revenues, maintenance and service contract revenues increased to 46% for 1996 from 44% for 1995. This increase was primarily attributable to an increase in the number of installed customers as a result of an increase in software licenses sold and the integration of businesses acquired in 1995.

     Hardware and other revenues increased 20% to $6.5 million for 1996 from $5.4 million for 1995, primarily as a result of the Company's growth in system sales in which the Company's software products are sold with hardware pursuant to turnkey contracts. As a percentage of total revenues, hardware and other revenues decreased to 19% for 1996 from 25% for 1995, reflecting the Company's efforts to reduce sales of lower margin third-party hardware.

  Cost of Revenues

     Cost of revenues increased 39% to $15.0 million for 1996 from $10.8 million for 1995, primarily due to an increase in the number of installed customers. As a percentage of total revenues, cost of revenues declined to 44% for 1996 from 50% for 1995, primarily as a result of (i) a reduction of hardware and other costs, as a percentage of total revenues, to 16% for 1996 from 22% for 1995, and
(ii) a reduction of amortization charges relating to purchased and capitalized software, as a percentage of total revenues, to 7% for 1996 from 11% for

1995. This decline was partially offset by higher cost of revenues for service contracts as a result of the increased use of outside consultants in 1996.

  Sales and Marketing

     Sales and marketing expenses increased 41% to $15.2 million for 1996 from $10.8 million for 1995, primarily due to an increase in marketing activity as well as costs associated with the Company's expansion in the United States, Mexico and Argentina. As a percentage of total revenues, sales and marketing expenses declined to 44% for 1996 from 51% for 1995, primarily due to the realization of operating efficiencies in the United Kingdom in connection with the integration of acquired businesses.

  Research and Development

     Research and development expenses totaled $6.4 million for each of 1996 and 1995. As a percentage of total revenues, research and development expenses declined to 19% for 1996 from 30% for 1995, primarily due to the increase in total revenues and relatively constant research and development expenses.

  General and Administrative

     General and administrative expenses increased 65% to $5.6 million for 1996 from $3.4 million for 1995, primarily due to an increase in the number of installed customers. As a percentage of total revenues, general and administrative expenses were 16% for each of 1996 and 1995.

  Amortization of Intangible Assets

     Amortization of intangible assets increased 75% to $5.6 million for 1996 from $3.2 million for 1995, primarily due to the accelerated expiration of amortization periods as a result of the termination of certain management employment agreements in 1996.

  Net Interest Expense

     Net interest expense increased 46% to $1.9 million for 1996 from $1.3 million for 1995, primarily due to greater amount of indebtedness outstanding in 1996.

  Income Taxes

     The Company recorded a benefit for income taxes of $50,000 in 1996 compared to a provision for income taxes of $37,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations since inception primarily through cash generated from operations, borrowings under bank credit facilities, private placements of equity securities and equity contributions by its principal stockholder. As of March 31, 1998, the Company had $5.3 million of cash and cash equivalents and a $4.4 million short-term demand facility. The Company had a working capital deficit of $3.3 million as of March 31, 1998.

     The Company had an operating cash flow deficit of $3.6 million for the three months ended March 31, 1998. This deficit was primarily due to reductions in prepaid expenses, accounts payable and accrued income taxes. The Company had operating cash flow deficits of $4.0 million, $1.3 million and $6.1 million for 1997, 1996 and 1995, respectively. Operating cash flow is affected by seasonality, among other factors, and is often disproportionately higher in the Company's third and fourth fiscal quarters than in the first two quarters of its fiscal year.

     Accounts receivable declined to $9.6 million as of March 31, 1998, from $11.2 million as of March 31, 1997. Accounts receivable declined to $9.5 million as of December 31, 1997, from $11.0 million as of December 31, 1996. These declines were primarily due to management's efforts to collect outstanding accounts receivable. Accounts receivable days sales outstanding was 86 days as of March 31, 1998, compared to 142 days as of March 31, 1997, and 80 days as of December 31, 1997, compared to 115 days as of December 31, 1996. During 1997, the Company funded $2.6 million of prepaid expenses and $5.7 million of deferred maintenance revenues from cash flows from operating activities.

     The Company utilized cash for investing activities of $287,000 for the three months ended March 31, 1998, and $1.0 million, $4.1 million and $8.4 million for 1997, 1996 and 1995, respectively. During these periods, the Company experienced significant growth and invested in property and equipment. In 1996 and 1995, the Company expended $3.3 million and $7.5 million, respectively (net of cash acquired), to purchase complementary businesses.

     Cash provided by financing activities was $8.8 million for the three months ended March 31, 1998, and $4.5 million, $6.5 million and $14.8 million for 1997, 1996 and 1995, respectively. Financing activities for the three months ended March 31, 1998, primarily consisted of a private placement of $9.3 million of equity securities. Financing activities for 1997 primarily consisted of a private placement of $6.4 million of equity securities and repayment of bank indebtedness of $2.0 million. In 1996, financing activities primarily consisted of a stockholder contribution of $5.3 million, long-term borrowings under the Company's bank credit facilities of $1.9 million, an increase in the short-term demand facility of $1.3 million and repayment of bank indebtedness of $1.7 million. Financing activities in 1995, primarily consisted of long-term borrowings of $13.5 million under the Company's bank credit facilities and an increase in the short-term demand facility of $1.8 million.

     As of March 31, 1998, the Company had outstanding indebtedness under its bank credit facilities of $16.9 million, which included approximately $2.3 million with maturities of one year or less at interest rates ranging from Sterling LIBOR plus 3% to Sterling LIBOR plus 4% and a $4.4 million short-term demand facility that bears interest at the lending bank's base rate plus the applicable margin.

     The Company believes that the net proceeds from the Offering, together with existing cash and cash equivalents, will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next twelve months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

IMPACT OF THE YEAR 2000 AND EURO COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. In addition, in 1999 the Euro is expected to be introduced as the currency of participating nations of the European Union.

     The Company's internal information system is a client/server environment and the Company believes that its internal software is currently both Year 2000 and Euro compliant. The Company has not yet identified any Year 2000 or Euro compliance problems but will continue to monitor its information systems for compliance problems. However, no assurances can be given that Year 2000 or Euro compliance problems will not eventually occur with respect to the Company's information systems.

     Neither the Company nor its subsidiaries has initiated formal communications with suppliers to determine the extent to which those third parties' failure to remedy their own Year 2000 or Euro compliance problems would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers that Year 2000 or Euro compliance may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company, including the notes thereto and the reports of the independent auditors thereon, are attached hereto as exhibits following page number 49.

ITEM 9. CHANGE IN ACCOUNTANTS

        Effective May 15, 1998, Ernst & Young, chartered accountants, was engaged as the Company's independent auditors to audit the consolidated financial statements for the year ended December 31, 1997. Accordingly, the engagement of Pannell Kerr Forster, chartered accountants, was discontinued. The decision to change independent auditors was approved by the Company's Board of Directors.

        In the period from January 1, 1995 through December 31, 1997, Pannell Kerr Forster issued no audit report which was qualified or modified as to uncertainty, audit scope or accounting principles, or which contained adverse opinions or disclaimers of opinion on any of the Company's financial statements and there were no disagreements with Pannell Kerr Forster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        Prior to May 15, 1998 the Company had not consulted with Ernst & Young on items which involved the Company's accounting principles, the application of accounting principles to a specified transaction, or the form of audit opinion to be rendered on the Company's financial statements.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The Board of Directors of the Company consists of five directors, all of whom are elected for one-year terms at each annual meeting of stockholders. Holders of shares of Common Stock have no right to cumulative voting in the election of directors. Consequently at each annual meeting, a majority of the stockholders will be able to elect all of the directors. The Company's executive officers are elected annually by the Board of Directors, however, they may be removed at any time by the Board of Directors.

    The following table sets forth certain information with respect to the current directors, executive officers and key employees of the Company:


NAME                             AGE    POSITION
----                             ---    --------
Dr. Lycourgos K. Kyprianou        43    Chairman of the Board and Chief
                                        Executive Officer

Roys Poyiadjis                    32    President, Secretary and Vice Chairman
                                        of the Board

Nigel A. Spence                   42    Chief Financial Officer and Director

Noel R. Voice                     56    Chief Operating Officer, General Manager
                                        of Healthcare Systems and Assistant
                                        Secretary


M.C. Mathews                      33    General Manager of Group Software
                                        Development

Barry J. Crowe                    54    General Manager of Manufacturing Systems

Michael Gadbury                   49    General Manager of Hospitality Systems

Brian Rogers                      58    General Manager of Construction Systems

Dr. Lycourgos K. Kyprianou has served as the Chairman of the Board and Chief Executive Officer since May 1998. From 1997 to 1998, Dr. Kyprianou also served as the Company's President, Secretary and Chief Financial Officer and served as Chairman of the Board and Managing Director of LK Global from 1979 to 1998. Dr. Kyprianou is the sole founder of the Company's worldwide business, including the software development and support facility in India. Dr. Kyprianou obtained a Doctorate in Philosophy (Computer Science) from Cambridge University in 1979 and a Bachelor of Science with first class honors in Computer Science from the University of London in 1977.

Roys Poyiadjis has served as the Company's President, Secretary and Vice Chairman of the Board since the May 1998. From 1997 to 1998, Mr. Poyiadjis served as a partner of Alpha Capital Limited, an investment banking firm, where he advised the Company in connection with two private placements of equity securities. From 1995 to 1996, he served as a director of Lehman Brothers International (United Kingdom) Ltd. and from 1993 to 1995 he served as an associate with Morgan Stanley & Co. International Limited. Mr. Poyiadjis received a Masters in Business Administration from the London Business School in 1993 and a Bachelor of Science (Honors) in Communications Engineering from the University of Kent in 1989.

Nigel A. Spence has served as the Company's Chief Financial Officer and a Director since June 1998. From 1997 to 1998, he served as a financial consultant to the Company. From 1995 to 1997, Mr. Spence was self-employed as a corporate finance analyst. From 1994 to 1995, he served as Chief Investment Officer of The Ondaatje Corporation, an investment banking firm, and from 1992 to 1994 he served as a Director of Lehman Brothers International (UK) Ltd.

Noel R. Voice has served as the Company's Chief Operating Officer, General Manager of Healthcare Systems and Assistant Secretary since June 1998. From 1997 to 1998, he also served as a director of AremisSoft. From 1992 to 1997, he served as the Senior Vice President of Administration of LK Global. From 1987 to 1989, he was Managing Director of Cara Consulting Ltd., a United Kingdom hotel systems company. From 1987 to 1992 he was founder and Managing Director of Noble Marketing Ltd., a sales and marketing consulting firm. Prior to that, he served in various senior sales and marketing positions with Motorola Information Systems (United Kingdom) (1983-1985), Philips NV (1980-1983) and IBM (United Kingdom) Ltd (1970-1980).

M.C. Mathews has served as the Company's General Manager of Group Software Development since 1997. From 1995 to 1997, he served as the Managing Director of Software Engineering of LK Global Software Engineering (India) Private Limited ("LK Global

(India)") and from 1992 to 1995, he served as its Group Project Manager. Prior to joining LK Global (India) in 1990, Mr. Mathews was employed as a programmer with Alphabetics Ltd., an IBM distributor in India. Mr. Mathews has a Bachelor of Science (Honors) and Master of Science in Physics from Kerala and Delhi Universities, respectively.

Barry J. Crowe has served as the Company's General Manager of Manufacturing Systems since 1997. From 1995 to 1997, Mr. Crowe served as Project Manager, Account Manager and Director of LK Global Manufacturing Systems (UK) Limited. From 1992 to 1995, he was a Managing Director of BEC Group Limited, a manufacturing computer systems company, that was acquired by LK Global in 1995. From 1988 to 1991, he served as a consultant for the BM Group plc, a construction company. Prior to that, he was General Manager and Construction Director of the Beazer Group plc, a construction company. Mr. Crowe is a Chartered Structural Engineer.

Michael Gadbury has served as the Company's General Manager of Hospitality Systems since June 1998. From 1993 to 1996, he served as Managing Director of LK Global Hospitality Systems (UK) Limited and later served as its Director of International Business Development from 1996 to 1998. From 1984 to 1993, he was a Director of IGS Leisure Techology Limited, a hotel computer systems company. International Guest Systems was acquired by LK Global in 1993.

Brian Rogers has served as the Company's General Manager of Construction Systems since June 1998. From 1995 to 1998, he served as Managing Director of LK Global Construction Systems (UK) Limited. From 1978 to 1995, Mr. Rogers served as Managing Director for Briter Computer Systems Limited, a manufacturing computer systems company that was acquired by LK Global Construction Systems (UK) Limited in 1995.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors plans to establish an Audit Committee and a Compensation Committee in the next several months. The functions of the Audit Committee will include recommending to the Board of Directors the retention of independent auditors, reviewing the scope of the annual audit undertaken by the Company's independent auditors and the progress and results of their work, and reviewing the Company's financial statements, internal accounting and auditing procedures and corporate program to ensure compliance with applicable laws. The functions of the Compensation Committee will include reviewing and approving executive compensation policies and practices, reviewing salaries and bonuses for certain officers of the Company, administering the Company's benefit plans, including any stock option plans, and considering such other matters as may from time to time be referred to the committee by the Board of Directors.

COMPENSATION OF THE BOARD OF DIRECTORS

    The directors of the Company receive no compensation for services as a director. The directors are, however, reimbursed for their expenses incurred in attending meetings.

    Officers are elected at the first board of directors meeting following the stockholders' meeting at which directors are elected and serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's officers and directors, and the persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.

    Based solely upon a review of copies of such forms received by it, the Company believes that during fiscal 1997 all filing requirements applicable to officers, directors and greater than ten percent stockholders were timely satisfied.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes all compensation earned by or paid to the Company's Chairman of the Board and Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1997. No other executive officer's total annual compensation for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1997, exceeded $100,000.


                           SUMMARY COMPENSATION TABLE
                                                                       Long-Term
                                                                     Compensation
                                                                     ------------
                                             Annual Compensation       Securities
                                             -------------------      Underlying     All Other
Name and Principal Position                  Salary       Bonus         Options    Compensation
---------------------------                  ------       -----         -------    ------------
Dr. Lycourgos K. Kyprianou                 $198,000(1)       --            --           --
Chairman of the Board and
Chief Executive Officer

---------

(1) As translated into United States dollars based upon the average conversion rate in effect during fiscal 1997.

STOCK OPTIONS

    As of June 24, 1998, there were no options to purchase Common Stock outstanding.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

    The Company has adopted Section 78.751 of the Domestic and Foreign Corporation Laws of the State of Nevada in its bylaws. Section 78.751 states:

           1. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

           2. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

    The Company has also adopted certain indemnification provisions to its bylaws that allows the Company to indemnify current and former directors, officers, employees or agents for expenses, including attorney fees, as a result of any threatened, pending suit or proceedings arising as a result of such person being a director, officer, employee or agent of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of June 24, 1998 (i) for each person or entity known by the Company to own beneficially more than five percent of the then outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer, and (iv) all directors and executive officers as a group.


                                                Common Shares
                                            Beneficially Owned(1)
                                            ---------------------

Name and Address                             Number         Percent
----------------                             ------         -------

Dr. Lycourgos K. Kyprianou(2)               8,949,850          52.3%
60 Bishopsgate
London EC2N 4 AJ
England

Roys Poyiadjis(3)                           1,000,000           5.8%
60 Bishopsgate
London EC2N 4 AJ
England

Nigel A. Spence                                18,000             *
60 Bishopsgate
London EC2N 4 AJ
England

All directors and executive officers
as a group (four persons)                   9,967,850          58.3%

--------------------

*   Less than 1%

(1) Unless otherwise indicated in these footnotes and any applicable community property laws, each stockholder has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Represents shares held by LK Global (Holdings) N.V, a Netherlands corporation, for which Dr. Kyprianou serves as trustee and has sole voting and investment power.

(3) Represents shares held by Raleigh Nominees Ltd. as trustee for Roys Poyiadjis who has sole voting and investment power.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On May 15, 1998, the Company loaned $2.6 million to Dr. Kyprianou. The loan matures on May 15, 2000, and is an unsecured personal obligation of Dr. Kyprianou. The loan bears interest at LIBOR plus 2% per annum.

                                    PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    Exhibits, Financial Statement Schedules

    Unless otherwise noted, the following exhibits are filed with this Report.

    2.1 Plan and Agreement of Reorganization between AremisSoft-Nevada and LK Global Information Systems, BV ("LK Global") (the "Plan of Reorganization")(1)

    2.2    Addendum to the Plan of Reorganization (1)

    3.1    Certificate of Incorporation(2)

    3.2    Bylaws(2)

    4.1    Certificate of Designation for Series A and Series B Preferred Stock.

   10.1    Lock-up agreement

   10.2 pound sterling1,750,000 Medium Term Loan between LK Global Healthcare Systems (United Kingdom) PLC and Barclays Bank PLC dated October 6, 1994, and all amendments thereto

   10.3 pound sterling5,000,000 Term Loan Facility between LK Global and Barclays Bank PLC dated March 31, 1995

   10.4 Overdraft Facility of up to pound sterling2,500,000 to LK Global and its subsidiaries with Barclays Bank PLC dated November 25, 1997

   16.1 Letter of Pannell Kerr Forster, chartered accountants regarding change in chartered accountants (3)

    21.1   Subsidiaries of the Company


    27     Financial Data Schedule

-----------------------

(1) Filed with the Company's Current Report on Form 8-K, dated October 10, 1997.

(2) Filed with the Company's initial registration statement on Form S-1, filed July 15, 1994.

(3) Filed with the Company's Current Report on Form 8-K, dated May 15, 1998.

Financial Statement Schedule.

     Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules have been omitted as not applicable or not required under the rules of regulation S-X.

    (b)    Reports on Form 8-K

    Date of Report: October 10, 1997, amended February 27, 1998 and July 1, 1998, reporting the reorganization between the Company and LK Global Information Systems, BV.

    Date of Report: January 8, 1998, reporting the change of the Company's name from Juno Acquisitions, Inc. to AremisSoft Corporation.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized.



Date:  June 30, 1998                           AREMISSOFT CORPORATION,
                                               A NEVADA CORPORATION
                                                L K Kyprianou
                                               ---------------------------------
                                               Dr. Lycourgos K. Kyprianou,
                                               Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                                             Date
----------                                                             ----


  L K Kyprianou                                                    June 30, 1998
-----------------------------------------------------              -------------
Dr. Lycourgos K. Kyprianou, Chairman of the Board,
Chief Executive Officer and Secretary
(Principal Executive Officer)


  Roys Poyiadjis                                                   June 30, 1998
-----------------------------------------------------              -------------
Roys Poyiadjis, President and Director


  N. A. Spence                                                     June 30, 1998
-----------------------------------------------------              -------------
Nigel A. Spence, Chief Financial Officer and Director
(Principal Accounting and Financial Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                             AREMISSOFT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1996 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young, Independent Auditors                         F-2

Report of Pannell Kerr Forster, Independent Auditors                  F-3

Consolidated Balance Sheets                                           F-4

Consolidated Statements of Operations                                 F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)  F-6

Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                            F-8

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
AremisSoft Corporation

     We have audited the accompanying consolidated balance sheet of AremisSoft Corporation as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AremisSoft Corporation at December 31, 1997, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG
                                          Chartered Accountants

Reading, England
June 30, 1998

              REPORT OF PANNELL KERR FORSTER, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
AremisSoft Corporation

     We have audited the accompanying consolidated balance sheet of AremisSoft Corporation as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with United Kingdom auditing standards which do not differ materially from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AremisSoft Corporation at December 31, 1996, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 1996, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

     As described in note 1 to the consolidated financial statements, AremisSoft Corporation has restated its previously issued 1996 and 1995 consolidated financial statements.


                                           PANNELL KERR FORSTER
                                           Chartered Accountants

London, England
June 30, 1998

                             AREMISSOFT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................  $    867    $    239
  Accounts receivable, less allowances for doubtful accounts of $484, and $971 at December 31, 1996 and 1997,
    respectively............................................    11,017       9,458
  Other receivables.........................................       254         670
  Inventory.................................................     1,283       1,070
  Prepaid expenses and other assets.........................     1,284       2,169
                                                              --------    --------
Total current assets........................................    14,705      13,606
Property and equipment, net.................................     2,386       2,040
Purchased and developed software, net of accumulated
  amortization of $5,912 and $5,755 at December 31, 1996 and
  1997, respectively........................................       334         764
Intangible assets, net of accumulated amortization of
  $13,241 and $12,766, at December 31, 1996 and 1997,
  respectively..............................................     1,024         832
                                                              --------    --------
Total assets................................................  $ 18,449    $ 17,242
                                                              ========    ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  3,596    $  4,244
  Accrued taxes payable.....................................     3,828       4,887
  Current portion of capital lease obligations..............        68          40
  Other accrued expenses....................................     4,565       4,507
  Bank loans and short-term demand facility.................     6,490       7,207
  Deferred revenue..........................................    11,596       5,692
                                                              --------    --------
Total current liabilities...................................    30,143      26,577
Long-term debt..............................................    13,388      10,096
Capital lease obligations, less current portion.............        21         103
Stockholders' equity (deficit):
  Series A convertible preferred stock, par value $0.001;
    authorized 2,100 shares; no shares and 1,945 shares
    issued and outstanding at December 31, 1996 and 1997,
    respectively; liquidating preference at par value.......        --           2
  Series B convertible preferred stock, par value $0.001;
    authorized 3,500 shares; no shares issued and
    outstanding at December 31, 1996 and 1997, respectively;
    liquidating preference at par value.....................        --          --
  Common stock, par value $0.001; authorized 75,000 shares;
    814 and 12,957 shares issued and outstanding at
    December 31, 1996 and 1997, respectively................        13          13
  Additional paid-in capital................................    11,359      17,761
  Accumulated deficit.......................................   (33,756)    (35,376)
  Cumulative translation adjustment.........................    (2,719)     (1,934)
                                                              --------    --------
Total stockholders' equity (deficit)........................   (25,103)    (19,534)
                                                              --------    --------
Total liabilities and stockholders' equity (deficit)........  $ 18,449    $ 17,242
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1995        1996        1997
                                                  --------    --------    --------

Revenues:
  Software licenses.............................  $  6,641    $ 12,052    $ 17,024
  Maintenance and services......................     9,426      15,839      18,990
  Hardware and other............................     5,355       6,541       6,360
                                                  --------    --------    --------
         Total revenues.........................    21,422      34,432      42,374
Cost of revenues:
  Software licenses.............................       875       1,555       2,079
  Maintenance and services......................     2,735       5,393       5,377
  Hardware and other............................     4,829       5,760       5,147
  Amortization of purchased software and
    capitalized software development costs......     2,374       2,327          70
                                                  --------    --------    --------
         Total cost of revenues.................    10,813      15,035      12,673
                                                  --------    --------    --------
Gross profit....................................    10,609      19,397      29,701
Operating expenses:
  Sales and marketing...........................    10,811      15,182      17,834
  Research and development......................     6,428       6,409       6,233
  General and administrative....................     3,442       5,605       5,227
  Amortization of intangible assets.............     3,176       5,649          97
                                                  --------    --------    --------
         Total operating expenses...............    23,857      32,845      29,391
                                                  --------    --------    --------
Profit (loss) from operations...................   (13,248)    (13,448)        310
Other income (expense):
  Interest income...............................         5          11           6
  Interest expense..............................    (1,289)     (1,917)     (1,901)
                                                  --------    --------    --------
Income (loss) before income taxes...............   (14,532)    (15,354)     (1,585)
Income tax expense (benefit)....................        37         (50)         35
                                                  --------    --------    --------
Net income (loss)...............................  $(14,569)   $(15,304)   $ (1,620)
                                                  ========    ========    ========
Basic earnings (loss) per share.................  $  (1.13)   $  (1.19)   $  (0.13)
                                                  ========    ========    ========
Diluted earnings (loss) per share...............  $  (1.13)   $  (1.19)   $  (0.13)
                                                  ========    ========    ========
Weighted average number of shares used in
  computing:
Basic earnings (loss) per share.................    12,845      12,845      12,870
                                                  ========    ========    ========
Diluted earnings (loss) per share...............    12,845      12,845      12,870
                                                  ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                     TOTAL
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL                 CUMULATIVE     STOCKHOLDERS'
                                   ---------------   ---------------    PAID-IN     ACCUMULATED   TRANSLATION        EQUITY
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT       (DEFICIT)
                                   ------   ------   ------   ------   ----------   -----------   -----------   ----------------

BALANCES AT DECEMBER 31, 1994....      --    $--     12,845    $13      $ 6,054      $ (3,883)      $    --         $  2,184
Net loss.........................      --     --         --     --           --       (14,569)           --          (14,569)
Currency translation
  adjustment.....................      --     --         --     --           --            --            19               19
                                   ------    ---     ------    ---      -------      --------       -------         --------
BALANCES AT DECEMBER 31, 1995....      --     --     12,845     13        6,054       (18,452)           19          (12,366)

Stockholder contribution.........      --     --         --     --        5,305            --            --            5,305
Net loss.........................      --     --         --     --           --       (15,304)           --          (15,304)
Currency translation
  adjustment.....................      --     --         --     --           --            --        (2,738)          (2,738)
                                   ------    ---     ------    ---      -------      --------       -------         --------
BALANCES AT DECEMBER 31, 1996....      --     --     12,845     13       11,359       (33,756)       (2,719)         (25,103)

Issuance of common stock in
  connection with the acquisition
  of the net assets of Juno (Note
  1).............................      --     --        112     --           --            --            --               --
Issuance of Series A preferred
  stock, net of costs of $609....   1,945      2         --     --        6,402            --            --            6,404
Net loss.........................      --     --         --     --           --        (1,620)           --           (1,620)
Currency translation
  adjustment.....................      --     --         --     --           --            --           785              785
                                   ------    ---     ------    ---      -------      --------       -------         --------
BALANCES AT DECEMBER 31, 1997....   1,945      2     12,957     13       17,761       (35,376)       (1,934)         (19,534)
                                   ======    ===     ======    ===      =======      ========       =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1995        1996       1997
                                                   --------    --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................  $(14,569)   $(15,304)   $(1,620)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation...................................       345         958        977
  Amortization and write-off of capitalized
    software and intangible assets...............     5,550       7,976        167
  Changes in assets and liabilities, net of
    acquisitions.................................
    Accounts receivable..........................    (5,091)      1,106      2,933
    Other receivables............................       (30)        832       (461)
    Inventory....................................        74        (477)       163
    Prepaid expenses.............................      (365)        653     (2,595)
    Accounts payable.............................     1,034         422        788
    Deferred maintenance revenue.................     4,098      (1,290)    (5,726)
    Accrued taxes payable........................       754       1,679      1,242
    Other accrued expenses.......................     2,062       2,191        103
                                                   --------    --------    -------
Net cash used in operating activities............    (6,138)     (1,254)    (4,029)
                                                   --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............      (495)     (1,130)      (684)
  Capitalized software development costs.........      (514)       (223)      (515)
  Payment for acquisitions, net of cash
    acquired.....................................    (7,527)     (3,256)        --
  Proceeds from disposal of property and
    equipment....................................       167         549        228
                                                   --------    --------    -------
Net cash used in investing activities............    (8,369)     (4,060)      (971)
                                                   --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock............        --          --      6,402
  Stockholder contribution.......................        --       5,305         --
  Long-term borrowings...........................    13,475       1,936         33
  Principal payments of long-term borrowings.....      (268)     (1,732)    (2,040)
  Principal payments of capital lease
    obligations..................................      (246)       (353)       (53)
  Short-term demand facility.....................     1,818       1,301        186
                                                   --------    --------    -------
Net cash provided by financing activities........    14,779       6,457      4,528
                                                   --------    --------    -------
Net increase (decrease) in cash and cash
  equivalents....................................       272       1,143       (472)
Effect of foreign currency exchange rates on cash
  and cash equivalents...........................       (17)       (531)      (156)
Cash and cash equivalents, at beginning of
  period.........................................        --         255        867
                                                   --------    --------    -------
Cash and cash equivalents, at end of period......  $    255    $    867    $   239
                                                   ========    ========    =======
Supplemental disclosure:
  Interest paid..................................  $    975    $  1,887    $ 1,900

  The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     AremisSoft Corporation develops, markets, implements and supports enterprise-wide applications software targeted to mid-sized organizations, principally in the healthcare, manufacturing, hospitality and construction industries.

  Organization and Basis of Presentation

     In October 1997, AremisSoft Corporation, under its previous name of Juno Acquisitions, Inc. ("Juno"), entered into a Plan and Agreement of Reorganization (the "Plan") with LK Global Information Systems BV ("LK Global"), a company incorporated in The Netherlands. Under the terms of the Plan, Juno acquired all of the issued and outstanding common stock of LK Global in exchange for 12,845,000 shares of its common stock (the "1997 Acquisition"). Prior to the 1997 Acquisition, Juno had no significant operations.

     LK Global is accounted for as the acquirer and as the surviving accounting entity because the former stockholders of LK Global received approximately 99% of the voting rights in the combined corporation. The shares issued by Juno have been accounted for as if those shares comprised the historical share capital of LK Global. The outstanding capital stock of Juno, at the date of the 1997 Acquisition, has been accounted for as shares issued by LK Global to acquire the net assets of Juno.

     Because LK Global is the accounting survivor, the financial statements presented for all periods are those of LK Global and its subsidiaries (collectively the "Company") with a change in the name to AremisSoft Corporation. All intercompany accounts and transactions are eliminated in consolidation.

     In connection with the preparation of the consolidated financial statements of AremisSoft Corporation for the first reporting period subsequent to the 1997 Acquisition, management discovered certain accounts included in the previously issued financial statements were not in accordance with AremisSoft Corporation's prescribed accounting policies. Accordingly management has restated its 1996 and 1995 financial statements as detailed in a Form 8-KA dated July 1, 1998.

     At March 31, 1998, the Company was not in compliance with certain financial covenants in the agreements relating to its long-term debt. However, by subsequent agreements the principal lender has waived all covenants for the period to September 30, 1998, or until the completion of an initial public offering of its common stock ("IPO"), whichever occurs first. In the event that the Company does not complete an IPO by September 30, 1998, in order for the Company to remain in compliance with any reinstated covenants it must achieve its operating plan and/or raise additional capital or obtain an extension of the waiver from the principal lender.

  Revenue Recognition

     The Company derives its revenue primarily from software licenses, maintenance and service contracts and hardware sales. Software license revenues are mainly derived from the licensing of industry-specific software applications, primarily the sale of upgrades to existing customers. Maintenance and service contract revenues are derived from ongoing support of installed software, and training, consulting and implementation services. Hardware sales revenues are primarily derived from the sale of third-party hardware to customers requiring turnkey solutions.

     The Company recognizes software license and hardware revenues at the time of installation, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Maintenance contract revenues are recognized ratably over the life of the contract, service contract revenues are recognized

                             AREMISSOFT CORPORATION
in accordance with the terms of the contract and add-on hardware sales revenues are recognized when the hardware is shipped to the customer.

  Foreign Currency

     The functional currency of the Company and its United Kingdom subsidiaries is the British pound. The functional currencies of the other subsidiaries are their local currencies.

     For reporting purposes, the financial statements are presented in United States dollars in accordance with principles set out in Statement of Financial Accounting Standard No. 52, "Foreign Currency Transaction". The consolidated balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average rates for the relevant periods. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity.

     Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

  Cash Equivalents

     Cash equivalents consist of highly liquid investments with insignificant interest rate risk and a maturity date of three months or less when purchased. They are carried at cost which approximates fair value.

  Inventory

     Inventory is comprised of finished goods held for resale and maintenance parts. Finished goods held for resale are stated at the lower of cost or net realizable value. Cost is determined on a first-in first-out basis, and includes all direct costs incurred and attributable production overheads. Net realizable value is based on estimated selling price as of further costs of completion and disposal. Maintenance parts are valued at cost and are depreciated over a three-year period.

  Purchased and Developed Software

     The Company capitalizes the qualifying costs of developing its software products. Capitalization of costs requires that technological feasibility has been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total of current and anticipated future gross revenues, whichever is greater.

     The Company capitalizes as purchased software the costs associated with software products either purchased from other companies for resale or developed by other companies under contract with the Company. The cost of the software is amortized on the same basis as capitalized software development costs. The amortization period is re-evaluated quarterly with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

     The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Realization of capitalized software costs is subject to the Company's ability to market its software products in the future and generate cash flows sufficient to support future operations.

                             AREMISSOFT CORPORATION

  Intangible Assets

     Intangible assets consist of customer lists and management employment agreements related to acquired businesses. Customer lists are amortized over 1 to 3 years, depending on the circumstances of the company acquired, and management employment agreements are amortized over 4 to 5 years.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as shown:

Leasehold improvements      shorter of the lease term or economic life
Fixtures and equipment      3-5 years
Motor vehicles              4 years

  Impairment of Long-lived Assets

     In the event that facts and circumstances indicate that the carrying value of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated fair market value of the asset would be compared to the asset's carrying value to determine if a write-down to the lower of carrying value or market value is required.

     The Company made certain acquisitions in 1995 on the assumption that further funding would be made available by its bankers. This financing was not obtained and, as a result, the Company wrote off $388,000 of purchased and developed software during 1995.

     In 1996, the Company elected to replace certain members of management in connection with the integration of an acquired business. Accordingly, the Company accelerated the amortization of an additional $505,000 of intangible assets over and above the normal amortization that would have been expensed had this event not occurred.

  Income Taxes

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recorded at their estimated realizable value.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain estimates used by management are particularly susceptible to significant changes, such as the recoverability and amortization periods of purchased and developed software and intangible assets. Management believes that, as of December 31, 1997, the estimates used are adequate based on the information currently available.

                             AREMISSOFT CORPORATION

  Net Loss Per Common Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), pursuant to which the calculation of primary and fully diluted earnings per share was replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities, except as required by Staff Accounting Bulletin No. 98 ("SAB 98"). Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     On February 23, 1998, the staff of the Securities and Exchange Commission ("SEC") issued SAB 98 which changes the SEC staff's guidance on cheap stock in initial public offering filings and the subsequent reporting of cheap stock. Under the SEC's old guidance, Staff Accounting Bulletin No. 83, common stock issued during a one-year period prior to an initial public offering at prices below the initial public offering price, including any option or warrant, was considered cheap and was treated as being outstanding for all periods in a manner similar to a stock split.

     Under SAB 98, common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration (collectively "nominal issuances") during any of the periods covered by statements of operations that are included in initial public offering filings, must be reflected in basic (for common stock) and diluted earnings per share (for common stock or other potentially dilutive instruments) for all periods subsequent to their respective issuances in a manner similar to a stock split, even if anti-dilutive.

     All earnings (loss) per share amounts for all periods presented have been stated to conform to the SFAS 128 and SAB 98 requirements.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1995        1996       1997
                                                   --------    --------    -------

Numerator used for both basic and diluted
  earnings (loss) per share......................  $(14,569)   $(15,304)   $(1,620)
Denominator for basic earnings per share:
  Weighted average shares outstanding............    12,845      12,845     12,870
                                                   ========    ========    =======
Denominator for diluted earnings per share:
  Denominator for basic earnings per share.......    12,845      12,845     12,870
                                                   ========    ========    =======
Basic earnings (loss) per share..................  $  (1.13)   $  (1.19)   $ (0.13)
                                                   ========    ========    =======
Diluted earnings (loss) per share................  $  (1.13)   $  (1.19)   $ (0.13)
                                                   ========    ========    =======

  Fair Value of Financial Instruments

     The carrying amounts for the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair values.

                             AREMISSOFT CORPORATION

     Estimates are not necessarily indicative of the amounts which could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amount.

  New Accounting Standards

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. The adoption of SFAS 130 is required in 1998 and will not have an impact on the Company's net income or stockholders' equity.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 is required for periods beginning after December 15, 1997, though it is not required for interim financial statements in its initial year of adoption in 1998 and will not have any impact on the Company's consolidated results of operations, financial position or cash flows.

     Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' ("AICPA") Statement of Position No. 97-2 "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position No. 91-1. SOP 97-2 addresses software revenue recognition matters primarily from a conceptual level and detailed implementation guidelines have not been issued. Restatement of prior financial statements is prohibited.

     In March 1998, the AICPA issued Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which defers for one year the application of certain provisions of SOP 97-2. These provisions limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement. All other provisions of SOP 97-2 remain in effect.

 2. INVENTORY

     Inventory consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1997
                                                             ------    ------
Finished goods held for resale.............................  $  498    $  262
Maintenance parts..........................................     785       808
                                                             ------    ------
                                                             $1,283    $1,070
                                                             ======    ======

                             AREMISSOFT CORPORATION

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1997
                                                             -------   -------
Fixtures and equipment.....................................  $ 4,779   $ 5,160
Motor vehicles.............................................      605       459
Leasehold improvements.....................................      294       283
                                                             -------   -------
                                                               5,678     5,902
Less accumulated depreciation..............................   (3,292)   (3,862)
                                                             -------   -------
                                                             $ 2,386   $ 2,040
                                                             =======   =======

     At December 31, 1996 and 1997, the Company held property and equipment with a net book value of $51,000 and $90,000, respectively, under capital leases.

     Depreciation expense was $345,000, $958,000 and $977,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

 4. BUSINESS COMBINATIONS

     The Company made various acquisitions during 1995 and 1996, which have been accounted for using the purchase method of accounting.

     In each case the Company acquired all of the outstanding stock of the acquired company. All of the companies were involved with the development of computer software and the supply of software and services.

     The aggregate estimated fair value of the assets and liabilities of the acquired businesses and the aggregate consideration paid are as follows (in thousands):

                                                               1995      1996
                                                              -------   ------
Current assets (including cash of $504 in 1995 and $88 in
  1996).....................................................  $ 3,078   $  424
Property and equipment......................................    1,417      346
Software development costs and intellectual property........    3,972      331
Accounts payable and accrued expenses.......................   (3,777)    (581)
Intangible assets...........................................    4,323    2,862
                                                              -------   ------
                                                              $ 9,013   $3,382
                                                              =======   ======
Consideration paid:
Cash consideration..........................................  $ 7,998   $3,302
Deferred consideration......................................      982       38
Related acquisition costs...................................       33       42
                                                              -------   ------
                                                              $ 9,013   $3,382
                                                              =======   ======

     The operating results of these acquisitions are included in the Company's Consolidated Statements of Operations from the date of acquisition. Revenues and net income (loss) pro forma financial data for the year ended December 31, 1996, is not materially different from the data presented in the Consolidated Statements of Operations. No pro forma data reflecting the Company's results of operations for the year ended December 31, 1995, is provided as the Company does not consider such data to be meaningful because of the write down of purchased software and intangible assets.

                             AREMISSOFT CORPORATION

 5. SHORT-TERM DEBT

     Short-term debt consists of the following (in thousands):

                                                    DECEMBER 31,
                                                   ---------------
                                                    1996     1997
                                                   ------   ------

Current portion of long-term debt (Note 6).......  $2,103   $2,803
Short-term demand facility.......................   4,387    4,404
                                                   ------   ------
                                                   $6,490   $7,207
                                                   ======   ======

     The short-term demand facility bears interest at the lending bank's base rate plus the applicable margin.

 6. LONG-TERM DEBT

     Long-term debt, all of which is collateralized and fully guaranteed, consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                        DESCRIPTION                            1996       1997
                        -----------                           -------    -------

Loan payable to bank, interest payable quarterly at 3% over
  bank base rate, principal due in monthly installments of
  $10, maturing June 2000. .................................  $   449    $   309
Loan payable to bank, interest payable quarterly at 3% over
  Sterling LIBOR plus 1/16% associated costs, principal due
  in quarterly installments of $144, maturing October
  2000. ....................................................    2,246      1,584
Loan payable to bank, interest payable quarterly at 3% over
  Sterling LIBOR plus 1/16% associated costs, principal due
  in quarterly installments of $48, maturing September
  1998. ....................................................      349        144
Loan payable to bank, interest payable quarterly at 3% over
  Sterling LIBOR plus 1/16% associated costs, principal due
  in quarterly installments of $82, maturing October
  1998. ....................................................      685        329
Loan payable to bank, interest payable quarterly at 3% over
  Sterling LIBOR plus 1/16% associated costs, principal due
  in quarterly installments of $84, maturing
  May 2001. ................................................    1,493      1,098
Loan payable to bank, interest payable quarterly at 3% over
  Sterling LIBOR inclusive of associated costs, principal
  due in quarterly installments of $118, maturing April
  2000. ....................................................    1,712      1,176
Loan payable to bank, interest payable monthly at 4% over
  Sterling LIBOR plus variable associated funding costs,
  averaging 1/32% in 1997, principal due $823 in February
  1998, balance in equal annual installments, maturing
  February 2002. ...........................................    8,557      8,226
Loan payable to bank, interest payable at 12% per annum,
  maturing 2002. ...........................................       --         33
                                                              -------    -------
                                                               15,491     12,899
Less current installments...................................   (2,103)    (2,803)
                                                              -------    -------
                                                              $13,388    $10,096
                                                              =======    =======

     The lending bank's base rate ranged between 6.0% and 7.3% and Sterling LIBOR ranged between 6.6% and 7.9% during the year ended December 31, 1997.

                             AREMISSOFT CORPORATION

     At March 31, 1998, the Company was not in compliance with certain financial covenants in the agreements relating to its long-term debt but has obtained a waiver in respect of all covenants for the period to September 30, 1998, or until the completion of an IPO, whichever occurs first.

     As of December 31, 1997, future minimum annual principal payments of the Company's long-term debt are as follows (in thousands):

1998.....................................................    $ 2,803
1999.....................................................      3,359
2000.....................................................      2,918
2001.....................................................      1,936
2002.....................................................      1,883
                                                             -------
                                                             $12,899
                                                             =======

 7. CAPITAL LEASE OBLIGATIONS

     The Company has entered into various noncancelable capital lease agreements for items of property and equipment. Annual payments for the years ending December 31, are as follows (in thousands):

1998........................................................  $ 56
1999........................................................    48
2000........................................................    47
2001........................................................    36
2002........................................................     8
                                                              ----
                                                               195
Less amount representing interest...........................   (52)
                                                              ----
                                                               143
Less current portion........................................   (40)
                                                              ----
                                                              $103
                                                              ====

 8. COMMITMENTS

  Operating Leases

     The Company leases office space, equipment and motor vehicles under noncancelable operating leases which expire on various dates through 2012. Required future minimum rentals to be paid as of December 31, 1997, are as follows (in thousands):

1998........................................................  $1,548
1999........................................................   1,050
2000........................................................     639
2001........................................................     349
2002........................................................     327
Thereafter..................................................   3,057
                                                              ------
                                                              $6,970
                                                              ======

                             AREMISSOFT CORPORATION

  Employee Benefit Plans

     The Company has various defined contribution retirement plans for qualified employees. Contributions made under the plans were $192,000, $298,000 and $328,000 in 1995, 1996 and 1997, respectively.

 9. INCOME TAX

     The Company's principal subsidiaries are not resident in the United States for tax purposes. The Company made acquisitions during both 1995 and 1996 and the income tax expense (benefit) has principally related to prior period adjustments (in thousands):

                                                                1995       1996      1997
                                                              --------    -------    -----
Statutory tax at 31%........................................  $ (4,505)   $(4,759)   $(491)
Non deductible expenses.....................................     2,831      2,600      733
Valuation allowance on operating loss.......................     1,674      2,159     (207)
Other prior period adjustments..............................        37        (50)      --
                                                              --------    -------    -----
Income tax expense (benefit)................................  $     37    $   (50)   $  35
                                                              ========    =======    =====

     The Company's deferred tax assets as of December 31, primarily consist of the following (in thousands):

                                                               1996       1997
                                                              -------    -------
Loss carryforwards..........................................  $ 3,482    $ 2,978
Equipment...................................................    1,009        856
Other.......................................................        8         24
                                                              -------    -------
                                                                4,499      3,858
Valuation allowance.........................................   (4,499)    (3,858)
                                                              -------    -------
         Total deferred tax assets..........................  $    --    $    --
                                                              =======    =======

     As of December 31, 1997, the Company had approximately $9,600,000 of net operating loss carryforwards. These losses will not expire at any particular time provided the Company does not change its principal activity or cease operations. The Company has recorded a valuation allowance to offset the entire deferred tax asset.

10. STOCKHOLDERS' EQUITY

     The Company is authorized to issue 75,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share, two series of which have been issued: 2,100,000 shares of Series A convertible preferred stock and 3,500,000 shares of Series B convertible preferred stock.

     The Company's Series A and Series B convertible preferred stock rank pari passu except with respect to the right to receive dividends. In respect of dividends, Series A holders are entitled to a non-cumulative cash dividend of $0.40 per share per annum and Series B holders are entitled to a non-cumulative cash dividend of $0.50 per share per annum, each commencing on September 1, 1998. If, within 120 days of issuance of the Series A and Series B shares, the Company fails to register the common stock into which such shares are convertible, the shares of Series A will be entitled to a cumulative cash dividend of $0.40 per share per annum and the shares of Series B will be entitled to a cumulative cash dividend of $0.50 per share per annum, increasing each month, until registration of the underlying common stock, by $0.08 and $0.10 per share per annum, respectively, to a maximum of $1.80 and $2.25 per share per annum, respectively. In a liquidation, the preferred stock ranks in preference to the common stock as to repayment of par value, and ratably with the common stock thereafter.

                             AREMISSOFT CORPORATION

     The preferred stock is convertible at the rate of one share of preferred stock for one share of common stock at the option of the holder and automatically on the effective date of a registration statement covering the underlying common stock. The preferred stock is not redeemable. There are provisions to protect the preferred holders from dilution in events such as subdivision or combination of the common stock, the payment of stock dividends or distributions of other securities or other reclassifications, exchanges or substitutions. The preferred stock votes with the common stock on an as-converted basis.

11. WARRANTS

     In connection with the issuance of its Series A convertible preferred stock, the Company issued warrants to purchase an aggregate of 87,500 shares of common stock. Such warrants have an exercise price of $5.00 per share, are assignable and expire on April 10, 2000.

12. SUBSEQUENT EVENTS

  Private Placement

     Commencing in February 1998, the Company engaged in a private placement of its Common Stock. The Common Stock was offered only to "accredited investors" in reliance on the exemption from registration provided by Regulation D. In this offering, the Company sold 1,580,530 shares of its Common Stock at $6.00 per share, for an aggregate placement of $9,483,180, less expenses.

  Conversion of Preferred Stock

     On June 16, 1998, the holders of the Company's Series A preferred stock converted their shares into common stock.

                                 EXHIBIT INDEX


    2.1 Plan and Agreement of Reorganization between AremisSoft-Nevada and LK Global Information Systems, BV ("LK Global") (the "Plan of Reorganization")(1)

    2.2    Addendum to the Plan of Reorganization (1)

    3.1    Certificate of Incorporation(2)

    3.2    Bylaws(2)

    4.1    Certificate of Designation for Series A and Series B Preferred Stock.

   10.1    Lock-up Agreement

   10.2 pound sterling1,750,000 Medium Term Loan between LK Global Healthcare Systems (United Kingdom) PLC and Barclays Bank PLC dated October 6, 1994, and all amendments thereto

   10.3 pound sterling5,000,000 Term Loan Facility between LK Global and Barclays Bank PLC dated March 31, 1995

   10.4 Overdraft Facility of up topound sterling2,500,000 to LK Global and its subsidiaries with Barclays Bank PLC dated November 25, 1997

   16.1 Letter of Pannell Kerr Forster, chartered accountants regarding change in chartered accountants (3)

   21.1   Subsidiaries of the Company

   27.1   Financial Data Schedule

-----------------------

(1) Filed with the Company's Current Report on Form 8-K, dated October 10, 1997.

(2) Filed with the Company's initial registration statement on Form S-1, filed July 15, 1994.

(3) Filed with the Company's Current Report on Form 8-K, dated May 15, 1998.