Form 10-Q
period 1998-03-31
AREMISSOFT CORP
filed 1998-07-01
CIK 927040

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
               Yes [ ]       No  [X]

        The number of shares outstanding of registrant's only class of common stock, as of June 24, 1998, was 17,097,720 shares of its common stock, par value $0.001 per share.

                             AREMISSOFT CORPORATION
                           Consolidated Balance Sheet
                                 March 31, 1998
                                   (Unaudited)

                      (in thousands, except per share data)

                                                              December 31,                    March 31,
                                                                  1997                          1998
                                                              ------------                  -----------
                                                                (Note 1)                    (unaudited)
ASSETS

Current Assets
    Cash and cash equivalents                                   $    239                      $  5,270
    Accounts receivable                                            9,458                         9,628
    Other receivables                                                670                           764
    Inventory                                                      1,070                         1,153
    Prepaid expenses and other assets                              2,169                         3,592
                                                                --------                      --------
Total current assets                                              13,606                        20,407

Property and equipment, net                                        2,040                         2,059
Purchased and developed software                                     764                           785
Intangible assets                                                    832                           808
                                                                --------                      --------
Total assets                                                    $ 17,242                      $ 24,059
                                                                ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                            $  4,244                      $  3,244
    Accrued taxes payable                                          4,887                         3,545
    Current portion of capital lease obligations                      40                            39
    Other accrued expenses                                         4,507                         3,590
    Bank loans and short-term demand facility                      7,207                         6,687
    Deferred revenue                                               5,692                         6,576
                                                                --------                      --------
Total current liabilities                                         26,577                        23,681
Long-term debt                                                    10,096                        10,262
Capital lease obligations, less current portion                      103                            --
Stockholders' equity (deficit):
    Series A convertible preferred stock,
    par value $0.001; authorized 2,100
    shares; 1,945 shares issued and outstanding
    at December 31, 1997 and March 31, 1998;
    liquidating preference at par value                                2                             2

    Series B convertible preferred stock, par
    value $0.001; authorized 3,500
    shares; no shares issued and outstanding
    at December 31, 1997 and March 31, 1998;
    liquidating preference at par value                               --                            --

    Common stock, par value $0.001; authorized
    75,000 shares; 12,957 and 15,173 shares
    issued and outstanding at December 31, 1997
    and March 31, 1998, respectively                                  13                            15

    Additional paid-in capital                                    17,761                        27,061
    Accumulated deficit                                          (35,376)                      (35,128)
    Cumulative translation adjustment                             (1,934)                       (1,834)
                                                                --------                      --------
Total stockholders' equity (deficit)                             (19,534)                       (9,884)
                                                                --------                      --------
Total liabilities and stockholders' equity (deficit)            $ 17,242                      $ 24,059
                                                                ========                      ========

----------
Note 1: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the footnotes and information required by generally accepted accounting principles.


        The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)
                      (in thousands, except per share data)



                                                            Three months ended
                                                            ------------------
                                                                March 31,
                                                                ---------
                                                            1997        1998
                                                            ----        ----
                                                                (unaudited)
Revenues:
     Software licenses                                   $  2,787      $  4,108
     Maintenance and services                               3,286         4,563
     Hardware and other                                     1,089         1,425
                                                         --------      --------
             Total revenues                                 7,162        10,096

Cost of revenues:
     Software licenses                                        350           480
     Maintenance and services                                 974         1,255
     Hardware and other                                       855         1,140
     Amortization of purchased software and
       capitalized software development costs                  17            17
                                                         --------      --------
             Total cost of revenues                         2,196         2,892
                                                         --------      --------

Gross profit                                                4,966         7,204

Operating expenses:
     Selling and marketing                                  3,276         3,900
     Research and development                               1,560         1,495
     General and administrative                             1,350         1,080
     Amortization of intangible assets                         24            24
                                                         --------      --------
             Total operating expenses                       6,210         6,499
                                                         --------      --------

Profit (loss) from operations                              (1,244)          705

Other income (expense):
     Interest income                                            2            28
     Interest expense                                        (540)         (485)
                                                         --------      --------

Income (loss) before income taxes                          (1,782)          248

Income tax expense (benefit)                                  (10)           --
                                                         --------      --------

Net income (loss)                                        $ (1,772)     $    248
                                                         ========      ========

Basic earnings (loss) per share                          $  (0.14)     $   0.02
                                                         ========      ========
Diluted earnings (loss) per share                        $  (0.14)     $   0.02
                                                         ========      ========

Weighted average number of shares used in computing:
Basic earnings (loss) per share                            12,845        14,175
                                                         ========      ========
Diluted earnings (loss) per share                          12,845        16,208
                                                         ========      ========





        The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                               Three months ended
                                                                    March 31,
                                                               1997             1998
                                                               ----             ----
                                                                    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(1,772)     $   248
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
   Depreciation                                                   240          230
   Amortization and write-off of capitalized software and
     intangible assets                                             41           41
   Changes in assets and liabilities, net of acquisitions
   Accounts receivable                                           (219)        (170)
     Other receivables                                             (4)         (94)
     Inventory                                                    (25)         (83)
     Prepaid expenses                                             (23)      (1,423)
     Accounts payable                                             136         (999)
     Deferred maintenance revenue                                 443          884
     Accrued taxes payable                                        147       (1,342)
     Other accrued expenses                                       181         (917)
                                                              -------      -------


Net cash used in operating activities                            (855)      (3,625)
                                                              -------      -------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (150)        (249)
   Capitalized software development costs                          --          (38)
   Payment for acquisitions, net of cash acquired                  --           --
   Proceeds from disposal of property and equipment               150           --
                                                              -------      -------


Net cash used in investing activities                              --         (287)
                                                              -------      -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of stock                             --        9,302
   Stockholder contribution                                        --           --
   Long-term borrowings                                            --           --
   Principal payments of long-term borrowings                    (356)         166
   Principal payments of capital lease obligations                 (4)        (104)
   Short-term demand facility                                     248         (520)
                                                              -------      -------


Net cash provided by (used in) financing
 activities                                                      (112)       8,844
                                                              -------      -------

Net increase (decrease) in cash and cash equivalents             (967)       4,932

Effect of foreign currency exchange rates on cash
   and cash equivalents                                           353           99
Cash and cash equivalents, at beginning of period                 867          239
                                                              -------      -------

Cash and cash equivalents, at end of period                   $   253      $ 5,270
                                                              =======      =======

Supplemental disclosure:
   Interest paid                                              $   518      $   457








        The accompanying notes are an integral part of these consolidated financial statements.

                             AREMISSOFT CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

        In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1998, results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results for the period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

        At March 31, 1998, the Company was not in compliance with certain financial covenants in the agreements relating to its long-term debt but has obtained a waiver in respect of all covenants for the period to September 30, 1998, or until the completion of an IPO, whichever occurs first. In the event that the Company does not complete an IPO by September 30, 1998, in order for the Company to remain in compliance with any reinstated covenants it must achieve its operating plan and/or raise additional capital or obtain an extension of the waiver from the principle lender.

2. SIGNIFICANT ACCOUNTING POLICIES

  Foreign Currency

     The functional currency of the Company and its United Kingdom subsidiaries is the British pound. The functional currencies of the other subsidiaries are their local currencies.

     For reporting purposes, the financial statements are presented in United States dollars using the translation principles set out in Statement of Financial Accounting Standard No. 52. The consolidated balance sheets are translated into United States dollars at the exchange rates prevailing at the balance sheet dates and the statements of operations and cash flows at the average rates for the relevant periods. Gains and losses resulting from translation are accumulated as a separate component of stockholders' equity.

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


3. SUBSEQUENT EVENTS

Conversion of Preferred Stock

        On June 16, 1998, the holders of the Company's Series A preferred stock converted their shares into common stock.

  Proposed Public Offering of Common Stock

     Subsequent to March 31, 1998, the Board of Directors authorized the Company to file a Form S-1 Registration Statement with the SEC in connection with a planned public offering of its common stock.

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

CERTAIN CONSIDERATIONS

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

ASSIMILATION OF ACQUISITIONS

        As part of its business strategy to increase its presence in certain mid-sized organizations in the healthcare, manufacturing, hospitality and construction industries (the "Vertical Markets") and complement and expand its existing business and product offerings, the Company expects to continue to pursue acquisitions of other businesses, products of technologies that are complementary to those of the Company. Although the Company currently has no agreement, understanding or arrangement with respect to any future acquisitions, the Company evaluates potential strategic business opportunities, some of which may be material in size and scope on an ongoing basis. No assurances can be given that any acquisition by the Company will occur or that any acquisition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company has, on occasion, experienced delays in the scheduled introduction of new versions and new products. In addition, enterprise-wide applications software products as complex as those offered by the Company may contain undetected errors or "bugs" when first introduced or as new versions are released that, despite testing by the Company, are discovered only after a product has been installed and used by customers. No assurances can be given that the Company's most current releases or future releases of its products will not contain significant software errors that could impair the market acceptance of these products and have a material adverse effect on the Company's business, operating results and financial condition. In addition, the announcement and introduction of new products may depress sales of existing products. Further, problems can be encountered by customers in installing and implementing new releases or with the performance of the Company's products. Delays in the introduction of new and enhanced products, or significant problems with the implementation and installation of new releases could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     Although wage costs in India are significantly lower than in the United States, United Kingdom and similar markets for comparably skilled software engineering and other technical personnel, wages in India are increasing at a faster rate than in the United States and United Kingdom. In the past, India has experienced significant inflation and shortages of foreign exchange, and has been subject to civil unrest and acts of terrorism. Although the inflation rate for the period discussed in this Report has been insignificant, increases in inflation in the future could have a material adverse affect on the Company's business, operating results and financial condition. In addition, changes in interest rates, taxation or other social, political, economic or diplomatic developments affecting India in the future could have a material adverse effect on the Company's business, operating results and financial condition.

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

     In addition, because the barriers to entry in the enterprise-wide applications software market are relatively low, additional competitors may emerge as the market continues to develop and expand. Because the enterprise-wide applications software market is fragmented, the Company also anticipates that acquisitions of competitors by large software companies or strategic alliances will occur and that significant consolidation in the Company's industry will occur over the next few years. Increased competition from new entrants to the industry or through strategic acquisitions or alliances could lead to price erosion, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company's growth strategy has been and is expected to remain dependent to a significant extent on the Company's ability to acquire complementary businesses, products or technologies in the future. Increasing consolidation in the Company's industries will require the Company to compete with other software companies and alliances for strategic acquisition opportunities. No assurances can be given that the Company will be able to successfully identify acquisition opportunities, that any acquisitions will be successfully consummated and integrated into the Company's operations or that the Company will be successful in competing for acquisition opportunities. See "-- Assimilation of Acquisitions."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with information contained in the financial statements appearing in this Report. All statements other than statements of historical fact included in the following discussion regarding the Company's financial position, business strategy and plans of management for future operations are forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth under "Certain Considerations" and elsewhere in this Report.

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

     The Company recognizes software license and hardware revenues at the time of the installation, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Maintenance contract revenues are recognized ratably over the life of the contract, service contract revenues are recognized in accordance with the terms of the contract and add-on hardware sales revenues are recognized when the hardware is shipped to the customer.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by each item in the Company's Consolidated Statements of
Operations:

                                                     THREE MONTHS
                                                        ENDED
                                                      MARCH 31,
                                                     ------------
                                                     1997    1998
                                                     ----    ----
Revenues:
    Software licenses...........................      39%     41%
    Maintenance and services....................      46      45
    Hardware and other..........................      15      14
                                                     ---     ---
         Total revenues.........................     100     100
                                                     ---     ---
Cost of revenues:
    Software licenses...........................       5       5
    Maintenance and services....................      14      13
    Hardware and other..........................      12      11
    Amortization of purchased software and
      capitalized software development costs....      --      --
                                                     ---     ---
         Total cost of revenues.................      31      29
                                                     ---     ---
    Gross profit................................      69      71
                                                     ---     ---
Operating expenses:
    Selling and marketing.......................      45      39
    Research and development....................      22      15
    General and administrative..................      19      10
    Amortization of intangible assets...........      --      --
                                                     ---     ---
         Total operating expenses...............      86      64
                                                     ---     ---
Profit (loss) from operations...................     (17)      7
Interest expense, net...........................       8       5
                                                     ---     ---
Income (loss) before income taxes...............     (25)      2
Income tax expense (benefit)....................      --      --
                                                     ---     ---
Net income (loss)...............................     (25)%     2%
                                                     ===     ===

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO MARCH 31, 1997

  Revenues

     Total revenues increased 40% to $10.1 million for the three months ended March 31, 1998, from $7.2 million for the three months ended March 31, 1997. This increase was due primarily to higher software license revenues and associated maintenance and service contract revenues, principally generated by the healthcare division, as a result of an increase in the user base of the Company's Global Clinical Systems ("GCS") software product. During the three months ended March 31, 1997, revenues from the healthcare market were negatively impacted by a longer than expected Beta testing period for its GCS product. The Company believes that the overall increase in total revenues reflects increased customer preferences for client/server computing.

     Software license revenues increased 46% to $4.1 million for the three months ended March 31, 1998, from $2.8 million for the three months ended March 31, 1997. This increase is primarily due to the growth in the number of installed customers, greater number of software upgrades and price increases. As a percentage of total revenues, license revenues increased to 41% for the three months ended March 31, 1998, from 39% for the three months ended March 31, 1997, reflecting the Company's strategy to increase its higher margin software license revenues as a percentage of total revenues.

     Maintenance and service contract revenues increased 39% to $4.6 million for the three months ended March 31, 1998, from $3.3 million for the three months ended March 31, 1997, as a result of the increase in the number of installed customers and the growth in software license revenues. As a percentage of total revenues, maintenance and service contract revenues declined to 45% for the three months ended March 31, 1998, from 46% for the three months ended March 31, 1997.

     Hardware and other revenues increased 27% to $1.4 million for the three months ended March 31, 1998, from $1.1 million for the three months ended March 31, 1997. As a percentage of total revenues, hardware and other revenues declined to 14% for the three months ended March 31, 1998, from 15% for the three months ended March 31, 1997, reflecting the Company's strategy to reduce the sale and installation of lower margin third-party hardware.

  Cost of Revenues

     Cost of revenues increased 32% to $2.9 million for the three months ended March 31, 1998, from $2.2 million for the three months ended March 31, 1997, primarily due to the increase in total revenues. As a percentage of total revenues, cost of revenues declined to 29% for the three months ended March 31, 1998, from 31% for the three months ended March 31, 1997, primarily due to an increase in software license revenues.

  Sales and Marketing

     The Company's sales and marketing expenses increased 18% to $3.9 million for the three months ended March 31, 1998, from $3.3 million for the three months ended March 31, 1997, primarily due to the expansion of sales and marketing activities in the United States, Mexico and Argentina. As a percentage of total revenues, sales and marketing expenses declined to 39% for the three months ended March 31, 1998, from 45% for the three months ended March 31, 1997, primarily due to a planned reduction in the Company's sales and marketing personnel in the United Kingdom.

  Research and Development

     Research and development expenses declined 6% to $1.5 million for the three months ended March 31, 1998, from $1.6 million for the three months ended March 31, 1997. As a percentage of total revenues, research and development expenses declined to 15% for the three months ended March 31, 1998, from 22% of revenues for the three months ended March 31, 1997. This decline was primarily due to (i) cost savings resulting from the movement of research and development functions from the United Kingdom to India and (ii) a significant portion of the planned expenditures relating to the Company's new generation of software products having been incurred in prior accounting periods.

  General and Administrative

     General and administrative expenses declined 21% to $1.1 million for the three months ended March 31, 1998, from $1.4 million for the three months ended March 31, 1997. As a percentage of total revenues, general and administrative expenses declined to 10% for the three months ended March 31, 1998, from 19% for the three months ended March 31, 1997. This decline reflects the effect of the Company's cost-cutting and cost control measures in 1997, including the closure of the Company's office at Dukes Court, Central Woking, England, during the fourth quarter of 1997.

  Net Interest Expense

     Net interest expense reflects interest on the Company's bank credit facilities, as reduced by interest income on cash balances. Net interest expense declined 15% to $457,000 for the three months ended March 31, 1998, from $538,000 for the three months ended March 31, 1997, primarily due to a reduction in amounts outstanding under the Company's bank credit facilities.

  Income Taxes

     There was no provision for income taxes recorded for the three months ended March 31, 1998, because of the availability of net operating loss carryforwards. The Company recorded a benefit for income taxes of $10,000 for the three months ended March 31, 1997.

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

     The Company believes that existing cash and cash equivalents will be sufficient to meet the Company's working capital and currently planned expenditure requirements for the next twelve months. The Company may, from time to time, consider acquisitions of complementary businesses, products or technologies, which may require additional financing. In addition, continued growth in the Company's business may, from time to time, require additional capital. No assurances can be given that additional capital will be available to the Company at such time or times as such capital may be required or, if available, that it will be on commercially acceptable terms or would not result in additional dilution to the Company's stockholders.

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

                                    PART II.

ITEM 1.        Legal Proceedings - None

ITEM 2.        Changes in Securities - None

ITEM 3.        Defaults upon Senior Securities - Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

ITEM 5.        Other Information

        Recent Sales in Unregistered Securities.

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


ITEM 6.        Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, duly authorized.



Date:  June 30, 1998                        AREMISSOFT CORPORATION,
                                            [Formerly Juno Acquisitions Inc.]

                                             /s/ Lycourgos K. Kyprianou
                                             --------------------------------
                                             Dr. Lycourgos K. Kyprianou,
                                             Chief Executive Officer & Treasurer